Form 10-K
period 1993-12-31
HERITAGE MEDIA CORP
filed 1994-03-09
CIK 821020

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

/X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993;

                                       OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES ACT OF 1934 FOR THE TRANSITION PERIOD FROM               TO
                 .

                        COMMISSION FILE NUMBER:  1-10015
                            ------------------------

                           HERITAGE MEDIA CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)

                    IOWA                                        42-1299303
       (State or other jurisdiction of             (I.R.S. Employer Identification No.)
       incorporation or organization)
         13355 NOEL ROAD, SUITE 1500
                DALLAS, TEXAS                                      75240
   (Address of principal executive office)                      (Zip Code)

              Registrant's telephone number, including area code:
                                 (214) 702-7380

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                     CLASS A COMMON STOCK, $.01 PAR VALUE.

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      NONE

    Indicate by check mark whether the Registrant (1) has filed all reports required to filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark  if the disclosure of  delinquent filers pursuant  to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 8, 1994 is $195,530,310.

    The number of shares outstanding of each of the issuer's classes of common stock, as of March 8, 1994:

           CLASS              SHARES OUTSTANDING
- ----------------------------  ------------------
Class A, $.01 Par Value.....        12,634,596
Class C, $.01 Par Value.....         4,829,728

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

    List hereunder the following documents incorporated by reference:

                  DOCUMENT                         PART OF FORM 10-K
- ---------------------------------------------  -------------------------
Definitive Proxy Statement for the Annual
Meeting of Stockholders to be held May 26,
1994 (the "Proxy Statement").                                III

                           HERITAGE MEDIA CORPORATION
                          1993 FORM 10-K ANNUAL REPORT
                               TABLE OF CONTENTS

                                     PART I

                                                                                                              Page
                                                                                                              -----
Item 1.     Business.....................................................................................           1
Item 2.     Properties...................................................................................          16
Item 3.     Legal Proceedings............................................................................          16
Item 4.     Submission of Matters to a Vote of Security Holders..........................................          16
                                                       PART II
Item 5.     Market for the Registrant's Common Equity and Related Stockholder Matters....................          16
Item 6.     Selected Financial Data......................................................................          17
Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations........          18
Item 8.     Financial Statements and Supplementary Data..................................................          25
Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.........          25
                                                       PART III
Item 10.    Directors and Executive Officers of the Registrant...........................................          26
Item 11.    Executive Compensation.......................................................................          26
Item 12.    Security Ownership of Certain Benefical Owners and Management................................          26
Item 13.    Certain Relationships and Related Transactions...............................................          26
                                                       PART IV
Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K..............................          26

                                     PART I

ITEM 1.  BUSINESS.
1.(A)  GENERAL

    Heritage Media Corporation (the "Company", "Heritage", or "HMC"), through its ACTMEDIA, Inc. ("ACTMEDIA") subsidiary, is the world's largest independent provider of in-store marketing products and services, primarily to consumer packaged goods manufacturers with products in supermarkets and drug stores. Heritage also owns and operates six network-affiliated television stations and fourteen radio stations in seven major markets.

    ACTMEDIA offers advertisers a broad assortment of in-store advertising and promotional products which can be purchased separately or integrated to produce a cohesive in-store marketing program for a given product. ACTMEDIA's products and services include print advertisements on shopping carts, aisle directories and shelf facings, promotional products such as cooperative coupon and sampling programs, on-shelf electronic couponing, customized in-store demonstrations and merchandising, and audio in-store advertising.

    ACTMEDIA's in-store marketing business is part of the alternative media industry, which has grown rapidly at a time when advertising expenditure growth rates on traditional marketing have slowed. ACTMEDIA's revenues have grown from $116 million in 1989 to $216 million in 1993, a compounded annual growth rate of 17%. ACTMEDIA is the only in-store marketing participant with a full-time field management staff supervising its own national field service organization (up to approximately 15,000 available part-time employees). ACTMEDIA delivers its products and services in over 24,000 supermarkets and 12,000 drug stores.

    Heritage's principal strategy and goal for its in-store marketing business is to develop new in-store products or product enhancements, to pursue in-store opportunities in additional markets outside the U.S., to expand in-store marketing services to new classes of stores and to increase the utilization of its existing in-store products particularly the Instant Coupon Machine and its audio in-store product.

    The Company's strategy for its television broadcasting business is to emphasize obtaining local advertising revenues through market segmentation, focusing on local news programming and tightly controlling operating expenses. Heritage's strategy for its radio broadcasting business is to focus on the acquisition of underperforming stations and to improve their operations.

1.(B)  BUSINESS SEGMENT INFORMATION

    The business segment information required by this item is set forth in Note 11 of Notes to Consolidated Financial Statements of Heritage, included herein.

1.(C)  DESCRIPTION OF THE BUSINESS

                               IN-STORE MARKETING

    Alternative media augments mass media advertising by reinforcing advertising and promotional messages to consumers where they congregate and, in the case of in-store marketing, where purchase decisions are made. The advent of the alternative media industry was prompted by the realization that traditional mass media vehicles (television, radio, and print advertisements) were becoming less effective due to changes in the profile of a typical shopper and his or her shopping patterns and to the proliferation of types of media used to communicate to the shopping public. Changing shopping patterns have led to shorter supermarket visits, usually without shopping lists, and declining brand loyalty. Industry sources estimate that a significant percentage (ranging from 40% to 66%) of brand purchase decisions are made in the supermarket. Economic trends also support the continued growth of in-store marketing because this medium is inexpensive in comparison to other marketing alternatives such as television, radio and traditional print advertisements. In-store marketing is based upon the foundation that the store is the only place where the product, the manufacturer's message and the consumer with an intent to buy all converge. In-store marketing products and services thus allow advertisers to communicate with consumers at or near the point-of-purchase before, or as, purchasing decisions are made.

    PRODUCTS AND SERVICES

    ACTMEDIA offers advertisers a broad assortment of in-store advertising and promotional products which can be purchased separately or integrated under the Company's "store domination" concept to produce a cohesive in-store marketing presentation for a given product or brand. ACTMEDIA's products and services include print advertising products, such as advertisements on shopping carts, aisle directories and shelf facings; promotional products, such as cooperative coupon and sampling programs; on-shelf electronic couponing; audio in-store advertising; and customized in-store demonstrations and merchandising. By linking sight, sound and one-on-one selling, ACTMEDIA provides its clients with an effective means to reach the consumer at the point-of-purchase.

    INSTANT COUPON MACHINE. The Instant Coupon Machine ("ICM"), which was developed by ACTMEDIA, is an electronic coupon dispenser that is mounted on shelf channels under or near featured products. Through independent market research sponsored by the Company, the ICM was shown to increase brand switching substantially and to encourage first-time purchases of featured products. In market testing, coupons featured in ACTMEDIA's ICM achieved an average redemption rate of 17%, versus reported redemption rates of approximately 2% for coupons in free-standing inserts, approximately 4% for coupons sent to consumers in direct mailings and less than 1% for run of press coupons. The Company's test results also indicated that unit sales increased an average of 35% over four weeks for products using the ICM.

    In addition to its high redemption rate, test marketing indicated that the ICM would generate significant unplanned purchases; approximately 56% of purchases made with coupons from the ICM were unplanned in 1992. In 1993 this rate had grown to 62%. The Company believes that the ICM is also effective in reaching shoppers who do not normally use coupons; in market tests approximately 47% of consumers who redeemed a coupon from the ICM stated that they never use or only occasionally use a coupon.

    The ICM holds 500 coupons and is marketed to advertisers on a category-exclusive basis at the shelf. The ICM is sold in four-week cycles. National rollout of the ICM commenced in February 1992. By the end of 1993 the ICM was available in approximately 8,700 grocery stores and 5,700 drug stores. In January 1992, the Company was granted a patent with respect to certain design features of the ICM.

    RETAILERS' CHOICE. ACTMEDIA's Retailers' Choice program provides cooperative in-store coupon and sampling programs for groups of advertisers, generally five times per year. Under these programs, ACTMEDIA's representatives distribute coupons, samples and premiums inside the entrance of approximately 12,500 stores nationwide. Up to 16.5 million co-op coupon booklets and up to
16.5 million solo coupons and samples are distributed directly to shopping customers per event. In addition, product awareness is reinforced through the placement of featured products on a free-standing Retailer's Choice display.

    Market tests indicate that these events typically result in 40% of coupon redeemers being new brand users or switchers. Of the Retailers' Choice coupons redeemed, research by the Company indicates approximately 18% are generally redeemed in the first day of an event, which contrasts positively to free-standing insert coupon rates of redemption.

    IMPACT. Impact is the nation's leading in-store supermarket demonstration program, offering advertisers complete turnkey service for their in-store events. Customized events, such as tastings, premiums, samplings and demonstrations, are conducted in up to 24,000 stores nationwide. All demonstrations are monitored every day by full-time and part-time supervisors at an average ratio of one supervisor to 15 demonstrators. Impact's regular part-time staff of demonstrators, who implement the programs, maintain a consistent professional appearance (with matching aprons and materials). Special display units are utilized in the programs and programs are sold on a store-day basis. Events are generally conducted at the front of the store but can be located elsewhere. Category exclusivity is offered by store chains on event days.

    CARTS. ACTMEDIA's 8" by 10", four-color advertisements, mounted in plastic frames on the inside and outside of shopping carts, offer advertisers continuous storewide category-exclusive advertising delivery of a print advertisement. Because the shopping cart ads circulate around the entire store with the shopper, these advertisements are an effective tool for advertisers to reinforce their messages. Shopping cart advertisements are available in approximately 8,000 supermarkets nationwide, offering coverage of approximately 80 areas of dominant influence ("ADI"). Shopping cart advertisements are sold in four-week cycles to a maximum of twelve advertisers per cycle and, according to a study by Simmons Research, reach store locations visited by more than 90 million shoppers per cycle. According to studies by Audits & Surveys, Inc. ("A&S") conducted from 1973 to 1993, the use of shopping cart advertisements increased average unit sales for the products advertised by approximately 10% in stores where they were utilized.

    AISLEVISION. AisleVision features 28" by 18" four-color advertisement posters inserted in stores' overhead aisle directory signs. The large size of AisleVision draws attention to the supermarket aisle in which the product is stocked and has the added benefit of being frequently used by shoppers during their shopping trips. ACTMEDIA's AisleVision is sold in approximately 7,000 stores nationwide, offering category-exclusive coverage of approximately 170 ADI's. AisleVision is sold in four-week cycles to a maximum of 18 advertisers per cycle. Studies conducted by A&S from 1985 to 1993 reported that the use of AisleVision increased average unit sales for the products advertised by approximately 8%. An enhancement, AisleAction, allows the manufacturer to include motion on the directory sign, enhancing shopper awareness of the sign.

    SHELFTALK/SHELFTAKE-ONE. ShelfTalk features advertisements placed in plastic frames mounted on supermarket or drug store shelves near its featured product. ShelfTake-One includes rebate offers or recipe ideas which consumers may remove from the plastic frame at the site of the featured product. These four-color, 5 1/4" by 4" ads placed perpendicular to the shelf and facing in both directions are an effective means of bringing attention to a product at the shelf level and reinforcing advertising messages at the point-of-purchase. ShelfTalk and ShelfTake-One are sold in approximately 10,000 supermarkets, offering coverage of approximately 180 ADI's, and in approximately 5,500 drug stores, covering approximately 160 ADI's. ShelfTalk and ShelfTake-One are sold in four week cycles on a category-exclusive basis at the shelf. Studies conducted by A&S from 1985 to 1993 reported that ShelfTalk resulted in an approximately 5% average unit sales gain for the products advertised in grocery stores and an approximately 11% average unit sales gain for the products advertised in drug stores.

    ACTRADIO. ACTRADIO, formerly POP (Point of Purchase) Radio, is the nation's largest advertiser-supported, in-store radio network. ACTRADIO delivers its in-store audio advertising in conjunction with music entertainment services provided by the nation's leading business music providers. Retailers participating in the ACTRADIO network generally receive a share of revenues from the sale of advertising time. At December 31, 1993 there were 7,555 chain supermarkets, 7,395 chain drug stores and 770 Toys 'R' Us/Kids 'R' Us toy and children clothing stores totaling 15,720 stores comprising the total network.

    ACTRADIO delivers over 800 million advertising impressions over a four week period reaching 68% of adults an average of 6.5 times according to recent Simmons data. This massive reach and frequency makes ACTRADIO an attractive alternative to traditional broadcast, published, or direct mail advertising. Advertisers can extend their message at the point of sale at a fraction of the CPM (cost per thousand) of traditional media. In addition to its advertising value, A&S studies from 1987 through 1992 show that ACTRADIO delivers an average sales gain of 9% with a brand sell ad, and over

20% when a promotional tag or price tag is added. Research conducted in 1992 also indicated that 94% of all shoppers are attentive to the brand sell commercials, and that over half of all shoppers claim it has a positive effect in their purchase choices.

    ACTRADIO sells advertising time to manufacturers in units of 15 second, 20 second, and 30 second commercials each hour with feature tagging available as an option. ACTRADIO is sold in four week cycles comprising a minimum of 336 broadcasting hours and is available on a national, regional or chain specific basis. Advertisers may run their existing broadcast advertisements or ACTRADIO will produce commercials for them. Each hour of customized programming for retailers includes 48 minutes of music (with a wide choice of formats), 10 minutes of advertising and two minutes of airtime provided to retailers for their own promotional messages.

    In 1993 ACTRADIO terminated its Joint Operating Agreement ("JOA") with MUZAK and entered into new marketing alliances with leading in-store music providers A.E.I., Muzak, and Broadcast International to create the largest in-store satellite delivered radio network in the United States. The alliances designate ACTRADIO as the music providers' exclusive national advertising agent for a select group of retailers which includes most of the leading national supermarket and drug chains. A similar arrangement with Digital Music Express ("DMX") is expected to be finalized in the near future in conjunction with the launch of DMX/DBS satellite music service.

    ACTRADIO and the music providers will jointly upgrade and expand the in-store satellite delivery systems across the entire network. As of December 31, 1993, over 40% of the network was satellite delivered, with the balance of the network being delivered via tape equipment. ACTRADIO anticipates the entire satellite network to be completed by the end of 1994 targeting an expanded store base of nearly 24,000 stores.

    The new name, ACTRADIO Network, adopted in January 1994 more closely aligns the in-store audio product with the wide array of other in-store marketing products and services offered by ACTMEDIA.

    FREEZERVISION. ACTMEDIA's FreezerVision offers advertisers a means to reinforce its advertising messages at the upright freezercase. FreezerVision is a triangle-shaped print advertisement, mounted in a plastic frame, on the outside of the glass freezercase door. FreezerVision offers highly visible, category-exclusive advertising coverage. FreezerVision is sold in four-week cycles and national retail sales of FreezerVision began in the fourth quarter of 1992. FreezerVision was available in approximately 2,000 supermarkets by the end of 1993.

    SELECT. In 1991, the Company also offers Select, a service which utilizes ACTMEDIA's part-time field force to perform in-store merchandising tasks for manufacturers. These tasks have included on-pack couponing and stickering, distribution checks and installation of point-of-purchase materials.

    IN-STORE NETWORK

    ACTMEDIA's in-store network delivers its products and services in over 24,000 supermarkets and 12,000 drug stores across the country, a network substantially larger than that of any other in-store marketing company. By contracting to purchase the Company's in-store advertising and promotional products, advertisers gain access to up to approximately 200 of the nation's 214 ADI's covering over 70% of the households in the United States.

    ACTMEDIA currently has contracts with approximately 300 store chains. ACTMEDIA's store contracts generally grant it the exclusive right to provide its customers with those in-store advertising services which are contractually specified. The contracts are of various durations, generally extending from three to five years and provide for a revenue-sharing arrangement with the stores. ACTMEDIA's store contract renewals are staggered and many of its relationships have been maintained for almost two decades.

    ACTMEDIA's advertising and promotional programs are executed through one of the nation's largest independent in-store distribution and service organizations, although certain chains require the Company to utilize their own employees. ACTMEDIA believes the training, supervision and size of its field service staff (approximately 300 full-time managers and up to approximately 15,000 available part-time employees) provide it with a significant competitive advantage as its competitors generally do not have a comparable field service staff.

    The Company is attempting to expand its in-store products to additional classes of trade, such as club stores, discount stores, mass merchandisers and convenience stores.

    CUSTOMER BASE

    ACTMEDIA's customer base includes approximately 250 companies and 700 brands. This customer base includes the 25 largest advertisers of consumer packaged goods. In 1993, the Company's largest customers included the following:

Campbell Soup        McNeil
Chesebrough-Pond's   Nestle Foods
General Mills        Pillsbury
Hunt-Wesson          Procter & Gamble
Johnson & Johnson    Quaker Oats
Kelloggs             Ralston Purina
Kraft/General Foods  RJR Nabisco
Lever Brothers

    During 1993, Procter & Gamble was the Company's most significant customer. The loss of this customer would materially and adversely affect the Company.

    ACTMEDIA's sales organization markets its services to consumer packaged goods brand managers, promotion managers and their advertising agencies. ACTMEDIA's sales force consists of approximately 40 representatives, who are compensated on a salary-plus-commission basis. In addition to its sales force for its base products, ACTRADIO has established a separate sales force. Sales representatives stress the benefits of in-store marketing services, including:
(i) the exclusivity afforded advertisers for a specific merchandise category, a feature generally unavailable in television, radio, magazine or newspaper advertising; (ii) increases in sales volume; (iii) the ability to reach customers at the point-of-purchase where industry sources estimate that a significant number (ranging from 40% to 66%) of all brand buying decisions are made; and (iv) ACTMEDIA's ability to reach a significant number of consumers at costs per thousand that are significantly less than comparable television or print advertising.

    INTERNATIONAL OPERATIONS AND INVESTMENTS

    The Company has set the establishment of a significant business presence outside of the United States as an important priority for ACTMEDIA. The majority of the Company's advertisers are large, multinational companies for whom the use of in-store marketing products in overseas markets is expected to be a logical extension of their advertising and promotional budgets.

    In November 1990, the Company acquired one of Canada's largest in-store marketing companies (now renamed ACTMEDIA Canada), which primarily operated an in-store cart advertising program. In August 1991, ACTMEDIA Canada acquired a Canadian company whose services include in-store demonstrations, merchandising and information collection. The combination of these two companies has enabled ACTMEDIA to attain a significant market position in Canada comparable to ACTMEDIA's U.S. market position. In January 1992, the Company formed a joint venture named ACTMEDIA Europe in which it has a 65% interest and H. L. van Loon (of Amsterdam, The Netherlands) has a 35% interest. ACTMEDIA Europe simultaneously acquired Media Meervoud, N.V., a Dutch in-store marketing company engaged in both cart advertising and promotions, of which Mr. van Loon was the principal shareholder. During 1993, ACTMEDIA Asia was launched in a joint venture with Omnilink of Singapore. In February 1994, ACTMEDIA acquired in-store marketing companies in Australia and New Zealand.

    In addition to analyzing international acquisition opportunities in other countries, ACTMEDIA has commenced a program to license its name and train licensees in the methods of conducting in-store operations in countries where the in-store industry is too small for a direct ACTMEDIA presence. Although ACTMEDIA has presently entered into four such license agreements (covering Israel, Turkey, South Africa and Venezuela), revenues from licensed operations were not material in 1993.

    International sales in 1993 accounted for $17.7 million (approximately 8%) of the In-store revenues.

    DEVELOPMENT

    ACTMEDIA is actively pursuing, testing, and developing new product and new business opportunities. Growth opportunities exist in several areas including expanding ACTMEDIA's sampling and demonstration businesses outside the store as well as in-store through the marketing of non-packaged goods. Introducing ACTMEDIA's products into mass merchandisers and convenience store classes of trade remains a key focus area. ACTMEDIA is also pursuing in-store merchandising opportunities through leveraging its national field service organization. International in-store acquisitions continue to be evaluated as vehicles to introduce ACTMEDIA's products worldwide.

    COMPETITION

    The advertising and promotion industries are characterized by intense competition. ACTMEDIA competes directly with other point-of-purchase advertisers and coupon/sampling/distribution/demonstration companies and indirectly with all other media in the supply of local and national advertising and promotion services, including cable television, television, radio, magazines, outdoor advertising and newspapers. Also, certain store chains offer limited advertising and promotional products and services.

    The Company believes that the principal competitive factors affecting its in-store marketing business are the cost of its services and the ability to demonstrate the cost effectiveness of its services as well as the comprehensive scope, coverage and quality of the services provided. There are relatively few barriers to entry particularly at the local level for suppliers of many different types of marketing (including packaged goods manufacturers, advertising agencies, retailers or other companies). However, the development of a nationwide capacity to supply advertising or promotional programs would require sufficient field service personnel to distribute and service comparable advertising or promotional programs, and substantial time and effort could be required to obtain the comprehensive store relationships, contracts and execution systems developed by ACTMEDIA over the years.

    Although the Company believes that ACTMEDIA is the largest provider of in-store marketing services, other companies (some of which are affiliated with large companies) offer similar services. Moreover, the in-store marketing environment is characterized by rapid technological change, and future technological developments (if and when cost effective) may affect competition.

                                  BROADCASTING

    Heritage owns and operates six network-affiliated television stations (plus one affiliate licensed as a satellite station but operated as a partial stand-alone station), three AM/FM combination radio stations, two stand-alone FM radio stations, and two AM/FM/FM combination radio stations.

TELEVISION

    The Television Group owns six network-affiliated television stations.

    The following table sets forth selected information relating to the television stations owned by Heritage:

STATION                                                   TV            DMA       OTHER COMMERCIAL
AND                         CHANNEL       NETWORK       HOMES         MARKET          STATIONS       STATION MARKET
LOCATION                    NUMBER      AFFILIATION   IN DMA (1)     RANK (1)          IN DMA           SHARE (2)
- -----------------------  -------------  -----------  ------------  -------------  -----------------  ---------------
KOKH-TV                           25           FOX      572,300            43                 4                 7
(UHF)
Oklahoma City, OK
WCHS-TV                            8           ABC      473,200            56                 3                17
(VHF)
Charleston/
Huntington, WV
WEAR-TV                            3           ABC      422,340            62                 4                19
(VHF)
Mobile, AL/
Pensacola, FL
WPTZ-TV                            5           NBC      282,740(4)         92(4)              2                17
(VHF)
Burlington, VT/
Plattsburgh, NY
WNNE-TV                           31           NBC      282,740(4)         92(4)              3                 4
(UHF)(5)
Hartford, VT/
Hanover, NH
KDLT-TV                            5           NBC      219,700           107                 3                11
(VHF)
Sioux Falls/
Mitchell, SD
KEVN-TV                            7           NBC       84,520           173                 2                22
(VHF)
Rapid City, SD

STATION
AND                       STATION RANK IN
LOCATION                    MARKET (3)
- -----------------------  -----------------
KOKH-TV                              4
(UHF)
Oklahoma City, OK
WCHS-TV                              2
(VHF)
Charleston/
Huntington, WV
WEAR-TV                              2
(VHF)
Mobile, AL/
Pensacola, FL
WPTZ-TV                              2
(VHF)
Burlington, VT/
Plattsburgh, NY
WNNE-TV                              4
(UHF)(5)
Hartford, VT/
Hanover, NH
KDLT-TV                              3
(VHF)
Sioux Falls/
Mitchell, SD
KEVN-TV                              2
(VHF)
Rapid City, SD

- ------------------------------
(1) Source: Nielsen Television Designated Market Area ("DMA") Market rankings 1993-1994.
(2) "Sign on-Sign off " market shares as reported in the November 1993 Nielsen ratings. Ratings are often quoted on a "sign on-sign off" basis, representing the average percentage of television households viewing the station during normal program viewing periods (approximately 7:00 a.m. to 1:00 a.m. for Nielsen). As such, ratings are one common measure used by advertisers and others to compare a station's overall ranking in a market to its competitors.
(3) Rankings based on relative "sign on-sign off" market shares in the November 1993 ratings of Nielson.
(4) Does not reflect any homes in southern Quebec (including most of Montreal) which received the WPTZ-TV signal off the air or by cable. WPTZ-TV's signal is accessible to approximately 3.4 million people in the province of Quebec including approximately 2.8 million people in the city of Montreal.
(5) Operated as a satellite of WPTZ-TV, but maintains some local programming and sells advertising locally.

    Heritage operates its television stations in accordance with a cost-benefit strategy that stresses primarily revenue and cash flow generation and secondarily audience share and ratings. The objective of this strategy is to deliver acceptable profit margins while maintaining a balance between the large programming investment usually required to maintain a number one ranking (with its resultant adverse effect on profit margins), and the unfavorable impact on revenues that results from lower audience ratings.

    Components of the Company's operating strategy include management's emphasis on obtaining local advertising revenues by market segmentation, which provides a competitive advertising advantage, focusing on local news programming and tightly controlling operating expenses. By emphasizing advertising sales from local businesses, the Company's stations produce a higher percentage of local business (approximately 63% local and 37% national) than the national average.

    The following table sets forth certain historical net revenue and direct expense information for Heritage's television stations. This information does not reflect any corporate, television group, or nonrecurring expenses, interest expense, or income taxes.

                                                                              YEARS ENDED DECEMBER 31,
                                                                           -------------------------------
                                                                             1993       1992       1991
                                                                           ---------  ---------  ---------
                                                                                   (IN THOUSANDS)
KOKH-TV (Oklahoma City, OK):(1)
  Net revenue............................................................  $   7,307  $   6,257  $   4,440
  Expenses:
    Cost of services.....................................................      1,538      1,454      1,176
    Selling, general and administrative..................................      1,446      1,334      1,084
    Depreciation, amortization and writedowns............................        881      1,280        739
                                                                           ---------  ---------  ---------
WCHS-TV (Charleston/Huntington, WV):
  Net revenue............................................................      7,502      7,569      7,608
  Expenses:
    Cost of services.....................................................      2,164      2,171      1,989
    Selling, general and administrative..................................      2,023      1,812      1,903
    Depreciation, amortization and writedowns............................      2,501      1,770      1,871
                                                                           ---------  ---------  ---------
WEAR-TV (Mobile, AL/Pensacola, FL):
  Net revenue............................................................     11,991     10,894      9,731
  Expenses:
    Cost of services.....................................................      2,436      2,272      2,062
    Selling, general and administrative..................................      2,854      2,403      2,189
    Depreciation, amortization and writedowns............................      2,961      2,076      2,247
                                                                           ---------  ---------  ---------
WPTZ-TV (Burlington, VT/Plattsburgh, NY);
 and WNNE-TV (Hartford, VT/Hanover, NH):
  Net revenue............................................................      9,624      9,774      8,544
  Expenses:
    Cost of services.....................................................      2,300      2,251      2,128
    Selling, general and administrative..................................      2,650      2,596      2,414
    Depreciation, amortization and writedowns............................      1,959      1,921      1,767
                                                                           ---------  ---------  ---------
KDLT-TV (Sioux Falls/Mitchell, SD):
  Net revenue............................................................      2,142      2,235      2,017
  Expenses:
    Cost of services.....................................................        900        865        844
    Selling, general and administrative..................................        891        894        872
    Depreciation, amortization and writedowns............................        550        555        561
                                                                           ---------  ---------  ---------
KEVN-TV (Rapid City, SD):
  Net revenue............................................................      2,951      2,974      2,979
  Expenses:
    Cost of services.....................................................        828        819        799
    Selling, general and administrative..................................        764        710        704
    Depreciation, amortization and writedowns............................        607        671        716
                                                                           ---------  ---------  ---------

- ------------------------
(1) The information sets forth the historical results of the previously owned KAUT-TV for periods through August 15, 1991 and for KOKH-TV thereafter.

    The primary costs involved in owning and operating stations are salaries, programming, news expense, depreciation and amortization and commissions for advertising. Television station revenues are primarily derived from local/regional and national advertising and to a lesser extent network compensation, with a small percentage of revenue sometimes obtained from studio rental and programming-related activities. The majority of national and local/regional advertising contracts are short-term, generally running for only a few weeks.

    WEAR-TV, the ABC affiliate in Pensacola, is the only network affiliated station in the Pensacola-Mobile market which is physically located in Florida and benefits from the market's growth which comes primarily from Florida. In 1993, the station's newscast obtained the market's number one rating and the station began constructing a new studio facility in Pensacola which is scheduled for completion in March 1994.

    The Television Group's station in Plattsburgh/Burlington, WPTZ-TV, an NBC affiliate, also provides NBC programming to southern Quebec, including Montreal. Additionally, WPTZ-TV operates WNNE-TV, a satellite station serving portions of New Hampshire and Vermont, which allows advertisers to selectively air their messages over WPTZ-TV's entire market or segments of the market.

    WCHS-TV, an ABC affiliate, is the only network affiliate based in the capital city of Charleston, within the Charleston and Huntington market.

    The Company acquired KOKH-TV in Oklahoma City, Oklahoma on August 15, 1991 and sold its KAUT-TV station in the same market to a non-commercial licensee (while transferring KAUT's FOX network affiliation to KOKH). The acquisition of KOKH-TV has been very successful. The improved channel position, signal strength, elimination of a commercial station in the market, and the emergence of the Fox network have contributed to the significant revenue increase since the acquisition.

    In South Dakota, the Company operates two stations, KEVN-TV in Rapid City and KDLT-TV in Sioux Falls, both NBC affiliates.

    Three of the Company's stations, WEAR-TV, WPTZ-TV and WCHS-TV, which represent 73% of the operating income from Heritage's television operations, have developed specific market segmentation strategies based on their status as the sole network affiliate in one geographic area of a hyphenated market. This geographic advantage enables these stations to build strong local identities and leading positions in local news programming in their portions of these hyphenated markets. In addition, WPTZ-TV and KEVN-TV, both VHF stations, have a transmission advantage in their market areas compared to certain other network affiliates, but KDLT-TV suffers from a signal disadvantage because of the location of its tower.

    The Company has shaped its sales efforts around two central beliefs: (1) that national advertising spots and a station's relations with its clients are based on ratings, while the sales of local spots depends to a greater extent on the station's local sales force and their relations with clients and (2) that the local advertising segment is the fastest growing advertising segment. As a result of these beliefs, Heritage's stations generally maintain a larger, more experienced sales force but a smaller general staff than its competitors. The strength of the stations' sales forces and their orientation toward generating local advertising revenue have resulted in 63% of the stations' revenues being derived from local sources, against an industry average estimated at approximately 50%.

RADIO

    The Radio Group owns and operates five AM and nine FM radio stations (including two FM "duopolies") in seven of the top 50 markets -- Seattle, WA; St. Louis, MO; Cincinnati, OH; Portland, OR; Milwaukee, WI; Kansas City, MO; and Rochester, NY. The following table sets forth certain information regarding Heritage's radio stations:

                                                                                STATIONS                         FM STATION RANK IN
                             METRO                                                 IN         FM STATION FORMAT        TARGET
LOCATION                   RANK (1)         CALL SIGN          FORMAT            MARKET           RANK (2)          AUDIENCE (3)
- ----------------------  ---------------  ---------------  -----------------  ---------------  -----------------  -------------------
Seattle, WA...........            13             KULL-AM       Oldies                  30
                                                 KRPM-FM       Country                                    2                   7
St. Louis, MO.........            18             WRTH-AM      Standards                34
                                                  WIL-FM       Country                                    1                   1
Cincinnati, OH........            25             WOFX-FM    Classic Rock               24                 1                   5
Portland, OR..........            26             KKSN-AM      Standards                25
                                                 KKSN-FM       Oldies                                     1                  10
Milwaukee, WI.........            28             WEMP-AM       Oldies                  26
                                                 WMYX-FM        Adult                                     1                   6
                                                 WEZW-FM    Contemporary                                  2                  10
Kansas City, MO.......            30             KCFX-FM    Classic Rock               25                 1                   1
Rochester, NY.........            45             WBBF-AM      Standards                16
                                                 WBEE-FM       Country                                    1                   1
                                         WKLX-FM........       Oldies                                     1                   7

- ------------------------
(1)  Metropolitan areas as defined and ranked by Arbitron, Fall 1993.
(2) Heritage's FM station ranking against all radio stations in its market with the same programming format, based on persons aged 25 to 54 listening during the 6:00 a.m. to midnight time period. (Source: Fall 1993 Arbitron ratings).
(3) The target ranking against all radio stations in the market, based on listenership by adults aged 25 to 54 during the 6:00 a.m. to midnight time period. (Source: Fall 1993 Arbitron ratings).

    The Company's strategy is to identify and acquire underperforming radio stations or groups and effect management and operational changes to increase their profitability. Implementation of this strategy typically involves the following four-step process: (1) instituting operational improvements, usually including a change in management personnel and additional capital investments when appropriate; (2) creating increases in audience ratings through programming and promotional changes; (3) improving revenue as a result of the turnaround process; and (4) increasing cash flow. Heritage radio stations strive to be top-rated in their programming formats, and universally program a mass appeal music format directed at a target audience of 25-to-54 year-olds. Presently, seven of the Company's nine FM stations are format leaders in their markets. In addition, Heritage stations are number one ranked among all stations in three of the Company's seven radio markets.

    The Federal Communications Commission ("FCC") limits radio ownership both in the number of stations commonly owned, operated, or controlled in any one market, and in total. In late 1992, the FCC relaxed its rules to increase the number of stations one entity can own in one market if certain requirements are met. This new combination is commonly known as a "duopoly".

    The Company acquired two FM stations in 1993 that created "duopolies". On July 22, 1993 it acquired WKLX-FM in Rochester, New York. Effective January 1, 1994, the Company acquired WEZW-FM in the Milwaukee market. Before the Heritage acquisition, the licensees of WKLX-FM and WEZW-FM maintained independent control over and complete responsibility for programming and operations of their respective stations. Heritage assumed management responsibilities (subject to certain FCC restrictions) pursuant to "Local Marketing Agreements" ("LMA's") approximately two months prior to the respective closing dates, and the financial results of the stations were consolidated beginning May 19, 1993, for WKLX, and November 1, 1993, for WEZW. WKLX programs an "oldies" format, similar to the Company's FM stations in Portland and Rochester. WEZW has a soft adult contemporary format that is complementary to that of the Company's WMYX in that market.

    Heritage announced on January 10, 1994 that it has agreed to acquire radio station KRJY-FM in St. Louis, MO. Heritage currently owns and operates WRTH-AM and WIL-FM in the St. Louis market. This acquisition, the Company's third "duopoly", received approval by the FCC in early March.

    The Company's acquisition and operating strategies have enabled its radio group to increase earnings before interest, taxes, depreciation and amortization ("EBITDA") from $.1 million in 1987, its first full year, to $9.4 million in 1993.

    The following table sets forth certain net revenue and direct expense information for Heritage's radio stations including the stations acquired in 1992 and 1993 and excluding a Los Angeles station sold in March 1991. This information does not reflect any corporate, radio group, or nonrecurring expenses, interest expense or income taxes.

                                                               YEARS ENDED DECEMBER 31,
                                                               ------------------------
                                                                1993     1992     1991
                                                               ------   ------   ------
                                                                    (IN THOUSANDS)
KULL (AM), KRPM (FM) (Seattle, WA):
  Net revenue...............................................   $3,999   $3,551   $2,526
  Expenses:
    Cost of services........................................    1,297    1,239    1,089
    Selling, general and administrative.....................    1,794    1,686    1,268
    Depreciation and amortization...........................      580      564    1,111
                                                               ------   ------   ------
WRTH (AM), WIL (FM) (St. Louis, MO):
  Net revenue...............................................    6,985    4,925    4,161
  Expenses:
    Cost of services........................................    1,700    1,421    1,199
    Selling, general and administrative.....................    2,282    1,968    1,733
    Depreciation and amortization...........................      293      315      329
                                                               ------   ------   ------
KKSN (AM/FM) (Portland, OR):
  Net revenue...............................................    4,844    4,466    3,702
  Expenses:
    Cost of services........................................    1,084    1,016      893
    Selling, general and administrative.....................    2,112    1,880    1,633
    Depreciation and amortization...........................      438      514      435
                                                               ------   ------   ------
WEMP (AM), WMYX (FM) (Milwaukee, WI):
  Net revenue...............................................    3,550    3,028    2,676
  Expenses:
    Cost of services........................................      879      832      835
    Selling, general and administrative.....................    1,740    1,546    1,230
    Depreciation and amortization...........................      246      264      307
                                                               ------   ------   ------
WBBF (AM), WBEE(FM), WKLX(FM) (Rochester, NY): (1)
  Net revenue...............................................    4,898    3,101    2,840
  Expenses:
    Cost of services........................................      842      581      546
    Selling, general and administrative.....................    2,348    1,518    1,460
    Depreciation and amortization...........................      686      170      187
                                                               ------   ------   ------

                                                               YEARS ENDED DECEMBER 31,
                                                               ------------------------
                                                                1993     1992     1991
                                                               ------   ------   ------
                                                                    (IN THOUSANDS)
KCFX (FM) (Kansas City, KS): (2)
  Net revenue...............................................    4,937    3,704
  Expenses:
    Cost of services........................................    2,665    2,102
    Selling, general and administrative.....................    1,625      963
    Depreciation and amortization...........................      631      455
                                                               ------   ------
WOFX (FM) (Cincinnati, OH): (2)
  Net revenue...............................................    3,737    1,968
  Expenses:
    Cost of services........................................      928      490
    Selling, general and administrative.....................    1,839    1,113
    Depreciation and amortization...........................      502      357
                                                               ------   ------

- ------------------------
(1) The Company acquired WKLX-FM in July 1993. The historical information includes the financial results from May 19, 1993 under the terms of the applicable LMA.
(2) The Company acquired KCFX-FM and WOFX-FM in June 1992. The historical information includes results beginning June 1, 1992.

    Also included in the 1993 financial results (but not included in the table above) are revenues of $419,000 and EBITDA of $174,700, from November, 1993, for WEZW-FM under the terms of an LMA Agreement.

    Each of Heritage's FM facilities is of the highest class of service permitted by the FCC (B or C) with comprehensive signal coverage of its markets. The AM stations operate as full-time facilities on regional or clear channels.

    COMPETITION

    The Company's television and radio stations compete for advertising revenues with other media companies in their respective markets, as well as with other advertising media, such as newspapers, magazines, outdoor advertising, local cable systems, direct mail and alternative media. Some competitors are part of larger companies with substantially greater financial resources than Heritage.

    Competition in the broadcasting industry occurs primarily in individual markets. Generally, a television broadcasting station in one market does not compete with stations in other market areas. Heritage's television stations are located in highly competitive markets. While the pattern of competition in the radio broadcasting industry is basically the same, it is not uncommon for radio stations outside of the market area to place a signal of sufficient strength within that area to gain a share of the audience.

    In addition to the element of management experience, factors that are material to competitive position include authorized power, assigned frequency, network affiliation, audience characteristics and local program acceptance, as well as strength of local competition. The broadcasting industry is continuously faced with technological change and innovation, the possible rise of popularity of competing entertainment and communications media, changes in labor conditions and governmental restrictions or actions of federal regulatory bodies, including the FCC and the Federal Trade Commission ("FTC"), any of which could possibly have a material effect on Heritage's operations and results.

    In recent years broadcast television stations have faced increasing competition from the other sources of television service, primarily cable television, and the ratings have reflected a decline in the viewing audience. These other sources can increase competition for a broadcasting station by bringing into its market distant broadcasting signals not otherwise available to the station's audience and also serving as a distribution system for non-broadcast programming. Programming is now being distributed to cable television systems by both terrestrial microwave systems and by satellite. Other sources of competition include home entertainment systems (including television game devices, video cassette recorder and playback systems and video discs), multi-point distribution systems, multichannel multi-point distribution systems and satellite master antenna television systems. Heritage's television stations will face competition from direct broadcast satellite services which transmit programming directly to homes equipped with special receiving antennas or to cable television systems for transmission to their subscribers. The likely entry of telephone companies into the video programming distribution business could increase the competition the Company's television stations face from other distributors of audio and video programming.

    The broadcasting industry is continuously faced with technological change and innovations, which could possibly have a material effect on the Company's broadcast operations and results. Commercial television broadcasting may face future competition from interactive video and data services that may provide two-way interaction with commercial video programming, along with information and data services that may be delivered by commercial television stations, cable television, direct broadcast satellites, multi-point distribution systems, multichannel multi-point distribution systems, or other future video delivery systems.

    FEDERAL REGULATION OF BROADCASTING

    Television and radio broadcasting are subject to the jurisdiction of the FCC, which acts under authority granted by the Communications Act of 1934, as amended (the "Communications Act"). The Communications Act prohibits radio or television broadcasting except in accordance with a license issued by the FCC. The Communications Act also empowers the FCC, among other things, to issue, renew, modify or revoke broadcasting licenses, to determine the location of stations, to regulate the equipment used by stations, to adopt such regulations as may be necessary to carry out the provisions of the Communications Act and to impose penalties for violation of such regulations. The following is a brief summary of certain provisions of the Communications Act and specific FCC regulations and policies.

    RENEWAL. Broadcasting licenses are issued for a maximum term of up to five years in the case of television stations and up to seven years in the case of radio stations, and are renewable upon application. In determining whether to renew a broadcast license, the FCC has authority to evaluate the licensee's compliance with the provisions of the Communications Act and the FCC's rules and policies. The FCC licenses for each of Heritage's radio and television stations expire at different times between April 1, 1994 and June 1, 1998. Applications to renew the licenses for stations WPTZ-TV, Plattsburgh, NY; and WNNE-TV, Hartford, VT are presently pending before the FCC.

    The Communications Act authorizes the filing of petitions to deny any license renewal applications during certain periods of time following the filing of renewal applications. Petitions to deny can be used by interested parties, including members of the public, to raise issues concerning a renewal applicant's qualifications. If a substantial and material question of fact concerning a renewal application is raised by the interested party, the FCC will hold an evidentiary hearing on the application. In recent years, there have been a number of petitions to deny filed against broadcast renewal applications challenging the licensee's compliance with the Commission's equal employment opportunity requirements. At the time the application is made for renewal of a broadcasting license, a person may file a competing application of authority to operate the station and replace the incumbent licensee. If a competing application is filed against a renewal application, the FCC is required to hold an evidentiary hearing on the renewal application. In the evidentiary hearing, the FCC recognizes a renewal expectancy for an incumbent licensee that has provided meritorious or substantial service to the audience located in its community of license during the preceding license term. In the vast majority of cases, broadcast licenses are renewed by the FCC even where there are petitions to deny or competing applications filed against broadcast license renewal applications.

    ACQUISITIONS OR SALES. The Communications Act prohibits the assignment of a license or the transfer of control of a licensee without the prior approval of the FCC. Applications to the FCC for such assignments or transfers are subject to petitions to deny by interested parties and are granted by the FCC only upon a finding that such action will serve the public interest, convenience and necessity. In determining whether to grant such applications, the FCC has authority to evaluate the same types of matters that it considers in evaluating a broadcast license renewal application. In the vast majority of cases where petitions to deny are filed against assignment or transfer applications, the applications are granted and the petitions are denied. On April 5, 1992, several local branches of the NAACP ("NAACP") filed a petition to deny with the FCC against Stations WRTH-AM and WIL-FM; Stations WBBF-AM and WBEE-FM; Stations
KULL-AM and KRPM-FM; Stations WEMP-AM and WMYX-FM; and Station WEAR-TV (the"Licensees"), with respect to applications seeking FCC consent to permit James M. Hoak, Chairman of the Board of the Company, to relinquish "control" of the Company upon the conversion of all of Mr. Hoak's shares of Class B Common Stock into Class A Common Stock. On July 16, 1993, the NAACP's petition to deny was denied and the transfer of control applications for the Licensees were granted. On  July  21,  1993, the  transfer  of  control of  the  Licensees  was consummated. On September 1, 1993, a petition for reconsideration ("Reconsideration Petition") was filed by the NAACP against the transfer of control applications for the Licensees. In the Reconsideration Petition, the
NAACP alleges that the FCC erred in granting the transfer of control applications for the Licensees by summarily rejecting the NAACP's statistical evidence of discrimination without a rational explanation and failing to conduct the type of investigation required. The Company is vigorously opposing the NAACP allegations. While the Company cannot predict the outcome of this matter, the Company believes that the FCC's prior action approving the transfer of control for all of the Company's stations will be affirmed by the FCC without any conditions that will have a material adverse effect on the Company.

    OWNERSHIP RESTRICTIONS. Under the Communications Act, broadcast licenses may not be held by or transferred or assigned to an alien, a foreign entity, or any corporation of which any officer or director is an alien or of which more than one-fifth of the capital stock of record is owned or voted by aliens. In addition, the Communications Act provides that no broadcast license may be held by any corporation directly or indirectly controlled by any other corporation of which any officer or more than one-fourth of its directors are aliens, or of which more than one-fourth of the capital stock of record is owned or voted by aliens, if the FCC finds the public interest will be served by the refusal to grant such license.

    The FCC's local "multiple ownership" rules prohibit the grant of a license for a television station to any party if such party owns or has an ownership interest in another television station whose signal covers a portion of the same market served by the station owned, operated or controlled by such party. These rules prohibit the ownership of more than two AM and two FM stations in markets with 15 or more stations (provided that the combined audience share does not exceed 25 percent) and prohibit the ownership of more than three radio stations, no more than two of which are in the same service area, in markets with 14 or fewer stations (provided that the station owned in combination represents less than 50 percent of the stations in that market). In addition, the FCC's local multiple ownership rules prohibit station acquisitions that would result in the ownership interests in a radio and a television station in the same market. However, waivers can be obtained from the FCC for radio and television combinations upon an appropriate showing of good cause or if the stations are failing stations or are located in the top 25 markets where at least 30 separately owned or operated broadcast licensees remain after the proposed combination. The FCC's national television multiple ownership rules generally prohibit an individual or entity, that is not minority controlled, from having an ownership interest in more than 12 television station licenses. The national radio multiple ownership rules permit ownership of up to 18 AM and 18 FM radio stations with an automatic increase to 20 AM and 20 FM stations beginning in September 1994. The FCC's cross ownership rules prohibit radio and/or television licensees from acquiring new ownership interests in daily newspapers published in the same markets served by their broadcast stations; and television licensees may not own cable television systems in communities within the service contours of their television stations.

    In applying the FCC's multiple and cross ownership rules, the licensee will also have attributed to it any media interests of officers, directors and shareholders who own 5% or more of the licensee's voting stock, except that certain institutional investors who exert no control or influence over a licensee may own up to 10% of such outstanding voting stock before attribution results. These FCC rules do not require any changes in Heritage's present television and radio operations.

    REGULATORY CHANGES. Legislation was enacted recently by Congress called the Cable Television Consumer Protection and Competition Act of 1992 (the "Act") which imposes certain regulatory requirements on the operation of cable television systems. The Act provides television stations with the right to control the use of their signals on cable television systems. Each television station was required to elect prior to June 17, 1993 whether it wanted to avail itself of must-carry rights or, alternatively, to assert retransmission rights. If a television station elected to exercise its authority to grant retransmission consent, cable systems are required to obtain consent of that television station for the use of its signal and could be required to pay the television station by October 6, 1993 for such use. The Company believed that the preservation and continued cable carriage of the station's signal was more important than any potential negotiated consideration, and prior to the October 6 deadline elected must-carry for all its stations except the Fox affiliate, which successfully negotiated cable retransmission consents in association with the Fox Television Network. These elections remain in effect until October 1, 1996 when the stations again elect. The Act further requires mandatory cable carriage of all qualified local television stations not exercising their retransmission rights. Several challenges to the constitutionality of these requirements have been filed in Federal court including a challenge to the constitutionality of the must carry rights which is pending before the Supreme Court. The Company cannot predict the outcome of such challenges or the effect that the Act will have on the business of the Company if the constitutionality of the requirements is upheld.

    Legislation has been introduced from time to time which would amend the Communications Act in various respects and the FCC from time to time considers new regulations or amendments to its existing regulations. In addition, a number of proposals for regulatory changes are pending before the FCC and Congress. Such matters include proposals pending before the FCC to relax the rules governing the common ownership of television stations locally and nationally, to authorize a new type of wireless cable system, to authorize digital audio broadcasting and to authorize advanced (high definition) television systems. Certain of these changes will increase operating costs and/or increase the number of competing broadcast stations. Last year, the House and Senate passed campaign reform bills which reduce the rates that a television station can charge for advertising time sold to legally qualified candidates for public office. Differences between the two bills must be reconciled by a joint House and Senate Conference Committee before such legislation can be enacted. Adoption of such legislation could have a negative impact on a television station's revenues and cash flow during primary and general election periods. Heritage cannot predict whether such changes will be adopted or, if adopted, the effect that any such changes would have on the business of Heritage.

                                   EMPLOYEES

    Heritage and its subsidiaries employ approximately 1,300 full-time and up to 15,000 available part-time employees. Of this total, ACTMEDIA employs approximately 600 full-time and up to approximately 15,000 available part-time personnel. Substantially all of ACTMEDIA's part-time personnel are in field service staff. None of the In-store Marketing Group's employees are represented by a collective bargaining unit. Heritage's broadcast subsidiaries currently employ approximately 700 persons of whom 33 employees are represented by unions. The Company believes that it has a good relationship with its employees.

ITEM 2.  PROPERTIES.

    Heritage's headquarters are located in Dallas, Texas. The lease agreement for the 8,202 square feet of office space in Dallas expires October 31, 1996. ACTMEDIA leases office facilities with an aggregate of approximately 65,000 square feet in Norwalk, Connecticut and 8,100 square feet in Des Plaines, Illinois with leases expiring in 2000 and 1998, respectively, and 41 field offices with an aggregate of approximately 84,000 square feet pursuant to leases with terms of three years or less. ACTRADIO leases approximately 5,800 square feet of space for its operations in New York City, New York pursuant to a lease expiring in 1995.

    The types of properties required to support each of Heritage's broadcast stations include offices, studios, transmitter sites and antenna sites. A station's studios are generally housed with its offices in downtown or business districts. Heritage's television stations own approximately 88 total acres in 8 locations upon which buildings with approximately 93,600 square feet of office and studio space are located. The stations own and lease approximately 148 and 11 acres, respectively, upon which the tower or transmitters are located. Heritage's radio stations own three AM transmitter sites totaling 58 acres. The stations lease approximately 50,000 square feet in seven locations upon which office and studio space is located. The stations also lease tower space at six locations totaling 31 acres.

ITEM 3.  LEGAL PROCEEDINGS.

    Heritage is subject to litigation in the ordinary course of business. It is not subject to any such legal proceedings which management believes are likely to result in any material losses being incurred.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    Not applicable.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

    Shares of the Company's Class A Common Stock have been listed on the American Stock Exchange ("AMEX") under the symbol "HTG" since 1988. No other class of Heritage's common equity is currently publicly traded. The following table sets forth the high and low closing prices of the Class A Common Stock for each quarterly period within the two most recent fiscal years on the AMEX. All share prices have been adjusted to give effect to a four-for-one reverse split of the Company's Class A Common Stock on March 30, 1992.

                                            HIGH        LOW
                                           -------    -------
1992
  First Quarter.........................   $15 1/2    $11 1/2
  Second Quarter........................    12 1/2      7 1/2
  Third Quarter.........................     8 1/2      6 1/8
  Fourth Quarter........................     9 1/8      6
1993
  First Quarter.........................   $10 5/8    $ 8 3/8
  Second Quarter........................    12 1/2      9 3/4
  Third Quarter.........................    15 3/8     10 3/4
  Fourth Quarter........................    19 7/8     14 1/2

    On March 8, 1994 the last reported sale price of the Company's Class A Common Stock was $18.00 per share. At March 8, 1994 there were approximately 1,000 record holders of Class A Common Stock.

    Heritage has never paid cash dividends on shares of any class of its common stock. Heritage presently intends to retain its funds to support the growth of its business or to repay indebtedness or for other general corporate purposes and therefore does not anticipate paying cash dividends on shares of any class of its common stock in the foreseeable future. Additionally, the various financing agreements to which either Heritage or one or more of its subsidiaries is a party may effectively prohibit or sharply impact upon Heritage's ability to pay dividends. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Capitalization and Liquidity."

ITEM 6.  SELECTED FINANCIAL DATA.

    (In thousands, except per share data)

    Set forth below is selected consolidated financial data with respect to the Company for the years ended December 31, 1993, 1992, 1991, 1990, and 1989, which were derived from the audited consolidated financial statements of the Company. This data as of December 31, 1993 and 1992 and for each of the years in the three year period ended December 31, 1993 should be read in conjunction with the audited consolidated financial statements of the Company and its subsidiaries and the related notes thereto included elsewhere herein.

                                                     YEARS ENDED DECEMBER 31, (1)
                                          ---------------------------------------------------
                                             1993       1992     1991       1990       1989
                                          ----------   -------  -------  ----------   -------
                                                 (IN THOUSANDS; EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
  Net Revenues..........................  $291,205     250,891  222,360  203,854      165,000
  Operating Income......................   35,495(2)    28,100   22,300   13,651(5)    15,101
  Income (loss) before extraordinary
   items................................       77      (14,966) (19,278) (26,009)     (27,190)
  Net income (loss).....................      512      (18,560) (14,958) (24,950)     (30,025)
  Loss per share before extraordinary
   items (3)............................     (.32)       (1.51)   (2.39)   (2.82)       (3.64)
  Net loss per share (3)................     (.29)       (1.76)   (1.97)   (2.72)       (4.13)
  Equivalent shares (4).................   16,314       14,449   10,369   10,279        7,478
BALANCE SHEET DATA (AT PERIOD END):
  Property and equipment, net...........   57,422       55,832   48,659   52,144       50,134
  Goodwill and other intangibles, net...  363,667      373,426  375,378  378,375      344,869
  Total assets..........................  492,849      496,296  481,147  497,358      463,194
  Long-term debt (6)....................  312,913      318,425  341,044  351,686      282,216
  Stockholders' equity..................   86,642       91,213   62,022   66,339       92,052

- ------------------------
(1) Information reflects acquisition and investment transactions described under Note 2 of Notes to Consolidated Financial Statements. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- General."
(2) Operating income for 1993 was reduced by a nonrecurring charge of $3 million relating to POP Radio (see "Management's Discussion and Analysis of Financial Condition and Results of Operations").
(3)  See Note 1(k) of Notes to Consolidated Financial Statements.
(4) Excludes shares reserved for issuance upon exercise of stock options or upon conversion of outstanding preferred stock, as the effect would be antidilutive.
(5) Operating income for 1990 was reduced by nonrecurring expenses of $6.9 million relating to compensation expense attributable to purchase of employee stock options in connection with the POP Radio acquisition and a $1 million writedown of barter accounts.
(6) Excludes current installments. See Note 4 of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

    The Company's net revenues increased from $222.4 million in 1991 to $291.2 million in 1993, and its operating income increased from $22.3 million to $35.5 million over the same period. This growth is primarily attributable to growth from existing operations within the Company's in-store marketing and broadcast businesses complemented by the acquisition of certain in-store and broadcast properties. The Company reported net losses of $15.0 million and $18.6 million and net earnings of $.5 million for the years ended December 31, 1991, 1992 and 1993, respectively. The operating results before extraordinary items improved from a $19.3 million loss in 1991 to earnings of $77,000 in 1993.

    In August 1991, the Company purchased KOKH-TV, an independent television station serving Oklahoma City and simultaneously sold and donated its KAUT-TV station assets in this market to a non-commercial educational licensee. The Company retained its rights to broadcast programming provided by the FOX Broadcasting Company network over KOKH-TV. Also in August 1991, ACTMEDIA Canada acquired BLS Retail Resource Group, a Canadian in-store marketing company.

    On January 2, 1992, the Company acquired 65% of Media Meervoud, a Netherlands in-store marketing company ("MMV"). On June 1, 1992 the Company completed the acquisition of the broadcast assets of radio stations KCFX-FM and WOFX-FM. Also, during 1992, the Company wrote off its investment in Supermarket Visions, Ltd., a U.K. marketing company ("SVL"), as SVL ceased operations.

    On July 22, 1993 the Company completed the acquisition of the broadcast assets of radio station WKLX-FM. Heritage programmed and marketed the station under an LMA from May 19, 1993 to the completion of the acquisition. On October 25, 1993 the Company agreed to acquire radio station WEZW-FM. Heritage programmed and marketed the station under an LMA with the current owner from such date to the completion of the acquisition on January 1, 1994. The operating results of these stations, effective with the LMAs, are included in the consolidated financial statements.

    Due to the numerous acquisitions and dispositions, the results of operations from year to year are not comparable. See Note 2 of Notes to Consolidated Financial Statements for additional information concerning the Company's acquisitions, dispositions, and related transactions.

RESULTS OF OPERATIONS: 1993 COMPARED TO 1992

    Consolidated net revenues of $291.2 million represented a 16% increase over the 1992 revenues of $250.9 million. Cost of services of $151.1 million increased 10% in 1993 compared to 1992 due primarily to the increase in net revenues. Operating income of $35.5 million in 1993 exceeded the comparable 1992 period by 26%. The loss per share was $.29 versus $1.76 in 1992. The improvement in the Company's operating results for the 1993 period primarily reflects revenue growth from the Instant Coupon Machine by the In-store Marketing Group, increased local Television and Radio Group advertising revenues and positive contributions from the Radio acquisitions. The loss per share in 1993 was lower than 1992 due principally to $7.4 million of additional operating income, $6 million lower interest expense and increased average shares outstanding. The 1993 period included a $3 million nonrecurring charge for POP Radio, a $1.7 million writedown of Television broadcast program rights and a $.4 million extraordinary gain on the early extinguishment of debt. The 1992 period included a $3.3 million writeoff of the SVL investment and $3.6 million of extraordinary losses, net, recognized as a result of the Company's 1992 refinancing activities. All comparisons, unless otherwise noted, are for the year ended December 31, 1993 as compared to the comparable 1992 period.

    IN-STORE MARKETING. The In-store Marketing Group contributed $216.3 million of revenues in 1993, an increase of 16% compared to $186.4 million in 1992. The success of the ICM was a major contributor to this growth. The ICM generated $63 million of revenues in 1993, its first full year of operation, which tripled the $21 million level in 1992. Retailers' Choice (cooperative promotion program) revenues increased by 16%, primarily as a result of management's decision to increase the number of programs compared to 1992. Revenues generated per program registered a small decrease from $3.6 million in 1992 to $3.5 million in 1993. The International operations produced an additional $.5 million of revenues in 1993 to a total of $17.7 million. The International operations were impacted by the world-wide recession, particularly in Canada. Advertising revenues in 1993 declined 10% compared to 1992 reflecting the continuing trend toward promotion and the shift to ICM and away from the shelf-talk product. Total Impact revenues declined by 16% to $53 million in 1993. The number of programs has continued to decline from 141 in 1991 to 133 in 1992 and 108 in 1993. The demonstration business has also seen increased competition which has adversely affected pricing.

    Net revenues of the POP Radio product increased to $6.6 million in 1993 from $6.0 million in 1992. In 1993 the Company announced that POP Radio was terminating the MUZAK Joint Operating Agreement, forming marketing alliances with three large music network providers to accelerate the conversion to satellite delivery and expanding its in-store audio network by approximately 9,000 stores. As a result of launching this new program, the Company recorded a one-time nonrecurring charge of $3 million in the fourth quarter of 1993 reflecting the costs of closing a tape machine servicing center ($1.1 million), the write-off of obsolete delivery equipment ($1.5 million), and provisions for other costs ($.4 million). These actions will reduce the on-going operating costs and long-term capital requirements for POP Radio, and increase the size and quality of the in-store audio network.

    In-store Marketing operating income of $22.4 million increased by 36% from $16.4 million in the 1992 period due primarily to the increased 1993 revenues, store operations efficiencies, and reduced POP Radio losses. The operating margin increased to 12% in 1993, excluding the $3 million POP Radio charge, compared to 9% in 1992.

    The In-store Marketing Group contributed 74% of the Company's revenues and 63% of operating income in 1993, and it is expected that this group will contribute a higher percentage of the Company's revenues and operating income in 1994.

    TELEVISION. The Television Group generated $41.5 million of revenues in 1993, a 5% increase compared to $39.7 million in 1992. The Television Bureau of Advertising Time Sales Survey reported that industry-wide gross local revenues increased by 4.4% and national revenues were up 1% compared to 1992. The Television Group's local revenues increased 13% and national revenues improved 9% compared to the 1992 period. This favorable performance was substantially offset by the decline of political advertising from $2.3 million in 1992 to $.1 million in 1993. The revenue improvement was produced by the Oklahoma City and Pensacola stations. Pensacola benefited from local revenue growth of 9% and national revenue growth of 19%. The Oklahoma City station (KOKH-TV) generated revenues of $7.3 million in 1993 compared to $6.3 million in 1992 primarily as a result of a 21% increase in local revenues. The continuing emergence of the FOX network and the success of targeting programming to the age 18-49 audience has favorably impacted KOKH-TV's ratings. The group's 1993 results included a $1.7 million writedown of the carrying value of the rights to two television broadcast programs at two stations.

    Operating income of $12.4 million, excluding the writedown, increased by 9% compared to 1992 primarily as a result of higher revenues. The operating margin improved from 29% in 1992 to 30% in 1993 excluding the writedown.

    RADIO. Net revenues of the Radio Group increased by 35% from $24.7 million in 1992 to $33.4 million in 1993 as all of the Company's stations experienced increased revenues. The radio stations acquired in June 1992 contributed $3 million of the increase and the 1993 acquisitions contributed $1.5 million of revenues. Revenues for the stations owned for all of both periods increased 21% primarily as a result of improved station ratings. The St. Louis stations improved revenues from $4.9 million to $7 million in 1993 primarily due to the achievement by the FM station of the number one ranking in the market.

    Operating income grew from $3.3 million in 1992 to $6 million in 1993 primarily as a result of the improved revenues by the stations owned for all of both periods and an additional $.2 million contributed by the acquired stations.

    CORPORATE EXPENSES. Corporate expenses in 1993 of $3.6 million increased compared to $2.9 million in 1992 due primarily to increased investor relations activities and performance related compensation payments.

    OTHER OPERATING EXPENSES. As noted above, the 1993 period included a $1.7 million writedown of television program rights as a result of management's assessment of their realizable value (based upon projected future utilization of the programs) and the $3 million POP Radio nonrecurring expense. In-store new product development expenses were approximately $.8 million in 1992 and $1.1 million in 1993.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization of $28.2 million in 1993 increased by 8% compared to $26.1 million in 1992. The majority of the increase was due to higher depreciation associated with the capital expenditures to support the growth of Instant Coupon Machine revenues.

    INTEREST EXPENSE.  Interest expense consists of the following:

                                                                           YEAR ENDED DECEMBER 31,
                                                                       -------------------------------
                                                                         1993       1992       1991
                                                                       ---------  ---------  ---------
                                                                               (IN THOUSANDS)
Interest accrued and paid currently..................................  $  30,864  $  32,862  $  26,234
Deferred interest....................................................     --          3,990     11,751
Amortization of deferred financing costs.............................        651        621        655
                                                                       ---------  ---------  ---------
  TOTAL..............................................................  $  31,515  $  37,473  $  38,640
                                                                       ---------  ---------  ---------
                                                                       ---------  ---------  ---------

    Deferred interest represents accretion of an 8% subordinated note and 13 1/2% subordinated debentures. The decrease in the deferred interest is primarily a result of the retirement of these debt instruments in 1992. The decrease in the current interest from 1992 to 1993 is due to lower debt levels and interest rates.

    OTHER EXPENSES.   Included  in the  1992  results of  operations is  a  $3.3 million non-cash charge to reflect the net writeoff of the carrying value of SVL.

    NET INCOME (LOSS). Primarily as a result of an additional $12 million of operating income (excluding writedowns and nonrecurring charges) and $6 million lower interest expense, the Company improved its operating results from an $18.6 million loss in 1992 to $.5 million earnings in 1993. The loss per share in 1993 is due to the preferred dividend payments and settlement rights accretion.

RESULTS OF OPERATIONS: 1992 COMPARED TO 1991

    Consolidated net revenues of $250.9 million represented a 13% increase over the 1991 revenues of $222.4 million. Cost of services of $137.6 million increased 10% in 1992 compared to 1991 due to the increase in net revenues. Operating income of $28.1 million in 1992 exceeded the comparable 1991 period by 26%. The loss per share was $1.76 versus $1.97 in 1991. The year reflected a strengthening of advertiser spending compared to 1991 and political advertising revenues which were not material in 1991. The improvement in the Company's operating results for the 1992 period primarily reflects increased revenues from the successful launch of the Instant Coupon Machine by the In-store Marketing Group, $2.8 million of political advertising revenues, and improved advertising revenues. The loss per share in 1992 was lower than 1991 due principally to $5.8 million of additional operating income, $1.2 million lower interest expense and increased average shares outstanding. However, the write-off of the SVL investment and the extraordinary losses, net, recognized as a result of the Company's 1992 refinancing activities moderated the improvement. All comparisons, unless otherwise noted, are for the year ended December 31, 1992 as compared to the comparable 1991 period.

    IN-STORE MARKETING. The In-store Marketing Group contributed $186.4 million of revenues in 1992, an increase of 9%, compared to $171.1 million in 1991. The success of the national launch of the ICM in 1992 generated approximately $21 million of additional revenues. The International operations produced an additional $6.7 million of revenues in 1992 including $4.3 million of revenues attributed to a full year of the BLS Retail Resource Group acquired in August 1991 and MMV which contributed $3.3 million of revenues in 1992. Advertising revenues in 1992 were level with 1991 as a 53% increase in cart advertising revenues was offset by the shift to ICM and away from the shelf-talk product. Impact promotional services included 133 programs in 1992 versus 141 in 1991, a decrease of 6%, which decreased the number of days serviced by 10%. Total Impact revenues declined by 5%. Retailers' Choice (cooperative promotion program) revenues declined by 23%, partly as a result of management's decision to reduce the number of programs and also due to the packaged goods manufacturers' budget cutbacks. The revenues generated per program decreased from $3.9 million in 1991 to $3.6 million in 1992, a 7% decline.

    Net sales of the POP Radio product decreased to $6.0 million in 1992 from $8.9 million in 1991 and $20.2 million in 1990. In 1992 the following actions were taken to improve POP Radio: hiring a president to manage Pop Radio as a separate organization, continuing the upgrading of the technology to satellite delivery, improving the service, and negotiating with Muzak to take on the servicing aspects of the network. POP Radio hired several dedicated sales representatives and signed up regional representative firms to address markets that have not been penetrated by ACTMEDIA sales people.

    Operating income of $16.4 million increased by 11% from $14.8 million in the 1991 period due primarily to the increased 1992 revenues noted above. The operating margins were relatively level with 1991 as they were impacted by lower revenues from POP Radio and the lower margins generated by the emerging International operations.

    The In-store Marketing Group contributed 74% of the revenues and 58% of operating income in 1992.

    TELEVISION. The Television Group generated $39.7 million of revenues in 1992, a 12% increase compared to $35.3 million in 1991. The Television Bureau of Advertising Time Sales Survey reported that industry-wide gross local revenues and national revenues for 1992 increased by 6% compared to 1991. The Company's television group local revenues increased 11% and national revenues improved 11% compared to the 1991 period. Also, the Company's 1992 results included $2.3 million of political advertising versus $.3 million in 1991. The revenue improvement was produced primarily at the Oklahoma City, Plattsburgh/Hanover and Pensacola stations. Pensacola's 1991 results were impacted by the gulf war and by the major cutback by automobile advertisers. Plattsburgh also was impacted by the gulf war and the recession in New England and Canada. The Oklahoma City station generated revenues of $6.3 million in 1992 compared to $5 million in 1991 primarily as a result of the acquisition/ disposition and consolidation of the market in August 1991 and the emergence of the Fox network.

    Operating income of $11.4 million increased by 28% compared to 1991 primarily as a result of higher revenues. The operating margin improved from 25% in 1991 to 29% in 1992.

    RADIO. Net revenues of the Radio Group increased by 56% from $15.9 million in 1991 to $24.7 million in 1992. The radio stations acquired in June 1992 contributed $5.7 million of revenues. Revenues for the stations owned for all of both periods increased 20% primarily as a result of improved station ratings. Political revenues contributed $.5 million to the 1992 increase.

    Operating income grew from $1.3 million in 1991 to $3.3 million in 1992 primarily as a result of the improved revenues and $.2 million contributed by the acquired stations.

    CORPORATE EXPENSES. Corporate expenses in 1992 of $2.9 million increased by 11% compared to 1991 due primarily to the executive search fees for the POP Radio president and compensation consulting fees.

    OTHER OPERATING EXPENSES. Included in the 1991 period is a writedown of $.5 million of television program rights as a result of management's assessment of their realizable value (based upon projected future utilization of the programs). In-store new product development expenses were approximately $.8 million in 1992 and $.7 million in 1991.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization of $26.1 million in 1992 increased by 17% compared to $22.3 million in 1991. The majority of the increase was due to higher depreciation associated with the capital expenditures for the Instant Coupon Machine national launch and the Muzak equipment purchased in early 1992.

    INTEREST EXPENSE.  Interest expense consists of the following:

                                                                           Year Ended December 31,
                                                                       -------------------------------
                                                                         1992       1991       1990
                                                                       ---------  ---------  ---------
                                                                               (in thousands)
Interest accrued and paid currently..................................  $  32,862  $  26,234  $  21,649
Deferred interest....................................................      3,990     11,751     15,356
Amortization of deferred financing costs.............................        621        655      1,103
                                                                       ---------  ---------  ---------
  TOTAL..............................................................  $  37,473  $  38,640  $  38,108
                                                                       ---------  ---------  ---------
                                                                       ---------  ---------  ---------

    Deferred interest represents accretion of an 8% subordinated note and 13 1/2% subordinated debentures. The decrease in the deferred and increase in current interest is primarily a result of the retirement of these debt instruments in 1992.

    OTHER EXPENSES. Included in the 1992 results of operations is a $3.3 million non-cash charge to reflect the net write off of the carrying value of SVL. Included in the 1991 results is a $1.3 million non-cash charge for SVL which was based upon the Company's assessment of the impairment in such carrying value as a result of operating losses incurred by such company. Other expenses in 1991 also included a loss of $4.1 million in connection with the August 1991 disposition of station KAUT and non-cash income of $3.75 million related to the settlement of a pre-acquisition liability of ACTMEDIA.

    NET LOSS. Primarily as a result of the substantial interest expense (both current and deferred) of $37.5 million and $38.6 million in 1992 and 1991, respectively, relating to debt incurred in connection with the Company's acquisitions, the depreciation and amortization charges (relating primarily to goodwill and other intangibles which had a balance of $373.4 million at December 31, 1992), and the extraordinary loss of $3.6 million in 1992 associated with debt retirements, the Company reported net losses of $18.6 million and $15 million in 1992 and 1991, respectively.

SEASONALITY AND INFLATION

    The advertising revenues of the Company vary over the calendar year, with the fourth quarter reflecting the highest revenues for the year. Stronger fourth quarter results are due in part to In-store having one extra 4-week cycle in the fourth quarter, increased retail advertising in the fall in preparation for the holiday season, and political advertising for broadcasting in election years. The slowdown in retail sales following the holiday season accounts for the relatively weaker results generally experienced in the first quarter. The Company believes inflation generally has had little effect on its results.

CAPITALIZATION AND LIQUIDITY

    At December 31, 1993, the Company, through its Heritage Media Services, Inc. subsidiary ("HMSI"), had a $130 million bank credit facility (the "Credit Agreement"). HMSI is the Company's subsidiary which owns ACTMEDIA and the Company's broadcasting properties. The credit facility was comprised of an $80 million term loan which begins to amortize on December 31, 1994, and a $50 million reducing revolving credit facility which begins to decrease on December 31, 1994. At December 31, 1993, $80 million of the term loan facility and $30.5 million of the revolving credit facility were outstanding. At December 31, 1993, $19.5 million of additional borrowings were available under the Credit
Agreement. Effective February 9, 1994, the revolving credit facility was increased to $75 million, thereby providing an additional $25 million availability under the Credit Agreement. The Credit Agreement includes a number of financial and other covenants, including the maintenance of certain operating and financial ratios and limitations on or prohibitions of dividends, indebtedness, liens, capital expenditures, asset sales and certain other items. Loans under the Credit Agreement are guaranteed by the Company and HMSI's domestic subsidiaries and are secured by a pledge of the capital stock of HMSI and its domestic subsidiaries.

    On June 22, 1992, HMSI issued $150 million of 11% senior secured notes (the "Senior Notes") due June 15, 2002. Interest on the Senior Notes is payable semi-annually. The Senior Notes rank on a parity with the obligations under HMSI's Credit Agreement, are guaranteed by the Company and HMSI's domestic subsidiaries and are secured by a pledge of capital stock of HMSI and its domestic subsidiaries. The Senior Notes include a number of financial and other covenants.

    On October 1, 1992 the Company issued $50 million of 11% senior subordinated notes (the "Subordinated Notes") due October 1, 2002. Interest on the
Subordinated Notes is payable semi-annually. The Subordinated Notes are subordinate in right of payment to the prior payment in full of the Credit Agreement and the Senior Notes.

    In mid-1989, the Company issued approximately $7.55 million in equity settlement rights (the "Rights") (7.55 million Rights) in connection with the financing of the ACTMEDIA acquisition. At the time of issuance these Rights entitled the holders to approximately 18% of the fair market value of the business, properties and assets of ACTMEDIA as a going concern ("Net Equity") as determined in 1994 or 1996 in accordance with put/call features of the Rights purchase agreement. Depending on the circumstances under which the Rights are retired, the Company can pay this value in common stock or cash or subordinated notes convertible into common stock. To the extent such amount is paid in common stock, the valuation is required to be increased by 4%. At December 31, 1993, the amount of ACTMEDIA's indebtedness (substantially all of which is intercompany indebtedness) was approximately $160 million. During the past four years the Company acquired 1.6 million of the Rights at an average price of approximately $2.72 per Right in privately negotiated transactions, thereby reducing the outstanding Rights to 5.9 million or 14.1% of the Net Equity.

    The Rights mature seven years from the date of issuance (March 19, 1996), but they may be redeemed at the option of the holder ("put options") or the Company ("call options") at certain specified times during the period that they are outstanding. The initial put and call options become available in 1994. On or after April 19, 1994 (but prior to May 19, 1994), the Company is required to select an independent appraiser to determine the Net Equity. Upon completion of the appraisal process, the holders of the Rights will be notified of the appraised valuation of the Net Equity and the resultant valuation of the Rights.

    For a period of 30 days following such notification, the holders of the Rights may exercise a put option at such valuation. Also during that period, the Company may exercise a call option at such valuation. The put options may be paid in cash or, at the option of the Company, in Class A or Class C common stock, a combination of cash and common stock or, in certain circumstances, in subordinated notes convertible into common stock. The call options are to be paid in cash unless such payment would create an "adverse contractual effect" (defined generally as default under, or conflict with, agreements relating to the Company's indebtedness) for the Company, in which event, the Company may utilize the same payment process as described for the put option. To the extent that neither the put nor the call options are exercised prior to maturity date of the Rights, the Company is required to exercise a call option on that date under the terms set forth above, utilizing a valuation determined by an independent appraiser. To the extent the options are paid in cash, the Company will utilize cash provided by operations and/or borrowings against the Credit Agreement.

    The Rights were initially recorded at their estimated fair value at the date of issuance which approximated $7,550,000. From time to time the Company estimates the Net Equity and the resultant estimate of the value of the Rights. To the extent that such estimate of value exceeds the carrying value, such excess is being accreted by the interest method to accumulated deficit over the appropriate accounting period. At December 31, 1993, the carrying value was $19,514,000. The Company intends to increase this carrying value through additional accretion, to approximately $25,000,000 by June 30, 1994. The Company will continue to accrete the carrying value of the Rights to their estimated value until they are liquidated under one of the options discussed above.

    If, as a result of the independent appraisal process described above, a valuation is determined that is above or below the accreted carrying value, the Company will reflect such value through adjustment to the carrying value and to the accumulated deficit at June 30, 1994. Any such increase in the valuation would reduce the Company's net income per share or increase the net loss per share and any such decrease in the valuation would increase the Company's net income per share or reduce the net loss per share for the six months ending June 30, 1994, and, if the puts or calls are exercised, would similarly affect the amount of common stock to be issued (if the price were paid in common stock) or the indebtedness to be incurred (if the price were paid in cash).

    Based upon the foregoing debt and settlement right obligations, the Company is currently highly leveraged, and it is expected to continue to have a high level of debt for the foreseeable future. As of December 31, 1993, the Company had indebtedness (long-term debt, including current installments and notes payable) of approximately $315.0 million and stockholders' equity of approximately $86.6 million, and accordingly, a consolidated debt-to-equity ratio of 3.6 to 1. As a result of its leverage and in order to repay existing indebtedness, the Company will be required to generate substantial operating cash flow, refinance its indebtedness, make asset sales or effect some combination of the foregoing. The ability of the Company to meet these requirements will depend on, among other things, prevailing economic conditions and financial, business and other factors, some of which are beyond the control of the Company. Further, being primarily a holding company of operating companies through HMSI, the Company's ability to repay its indebtedness incurred at the parent company level will be limited by restrictions on the ability of HMSI under the Credit Agreement and the Senior Notes to declare and pay dividends to the Company. Under the credit agreement, at December 31, 1993, the total amount of dividends that could be paid by HMSI to the Company was $22.6 million. As a result of an amendment to the credit agreement dated February 9, the total amount of available dividends was increased to $50 million, if such dividends are required for the purchase or redemption of settlement rights. Under the Senior Note Indenture, at December 31, 1993, the total amount of dividends that could be paid by HMSI to the Company was $43.3 million. Such dividends are not permitted if, as a result of such payments, a default would occur under either the credit agreement or the Senior Note Indenture. As a result of the foregoing restrictions, consolidated net assets of HMSI totaling $136.3 million at December 31, 1993 are not available to the Company to pay dividends or repay debt.

    On February 1, 1994, the holders of all of the Company's Series B and Series C Convertible Preferred Stock converted their 161,945 preferred shares into 429,609 Class A common shares and 693,560 Class C common shares at the rate of
6.94 common shares for each preferred share thereby increasing the Company's common shares outstanding to 17.5 million and eliminating the Company's annual preferred dividend obligation of $1.8 million.

    The Company has focused its growth strategy on acquiring media and other communications-related properties it believes have the potential for long-term appreciation and aggressively managing the operations of these properties to improve their operating results. The Company has historically used cash flows from financing activities to fund its acquisitions and investments while the operations are expected to generate cash flow sufficient to fund their ongoing expenditure requirements.

    Cash flows provided by operating activities increased to $40.9 million in 1993 from $17.1 million in 1992. The improvement is primarily attributable to an additional $14 million of EBITDA, a $4 million decrease in interest payments in 1993 and improved receivables collections. In 1992 cash flows provided by operating activities decreased by $4.1 million compared to 1991 due to higher interest payments and receivable levels.

    In 1993 significant uses of cash in investing and financing activities included the following: $9.1 million for the retirement of debt and other liabilities, $2.8 million for purchase of settlement rights, $5.1 million for acquisitions and investments, and $18.5 million for capital expenditures.

    In 1992, cash flows from financing activities included $42.1 million of net proceeds from the issuance of additional Class A common stock. These proceeds were used primarily to fund the $30 million cash component of the Company's 8% subordinated note retirement and to fund the $7.9 million acquisition of the Kansas City and Cincinnati radio stations. Cash flows used for capital expenditures in investing activities during 1992 were generated by cash flows from operating activities. In 1991, cash flows from financing activities and cash flows used in investing activities reflect increased bank borrowings and proceeds from the issuance of the Series B and Series C Preferred Stock. The preferred stock proceeds were utilized, along with the proceeds from the sale of KDAY-AM, to purchase a portion of HMI's 13.5% debentures at a gain and to fund the cash component of the KOKH-TV and BLS Retail Resource Group acquisitions.

    Capital expenditures increased from $15.5 million in 1992 to $18.5 million in 1993. This increase was due primarily to the purchase of additional Instant Coupon Machines. Also, the Company completed two nonrecurring projects: the upgrade of the management information systems of the In-store Group and the construction of new broadcast facilities for the Pensacola television station.

    Capital requirements related to acquisitions for 1994 are expected to include approximately $2 million for the In-store Marketing Group's Australia and New Zealand acquisitions (completed in February 1994), $5 million for the Milwaukee radio station (completed in January 1994), and $7.2 million for the St. Louis radio station scheduled to close in March 1994. As a part of the commitment to the new marketing alliances, the Company made payments totaling $.8 million in 1993 and is expecting to make payments of $4 million in 1994 representing the Company's share of the cost of the network upgrade. These payments are for exclusive marketing rights which are amortized over the term of the retail chain agreements (five years). These requirements will be provided by funds generated from operations.

NEW ACCOUNTING PRONOUNCEMENTS

    The Company does not presently provide post-retirement or post-employment benefits, as defined in FASB Statement No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" and No. 112, "Employers' Accounting for Postemployment Benefits." Accordingly, these Statements will not impact the Company's consolidated financial statements. In addition, adoption of FASB Statement No. 114, "Accounting by Creditors for Impairment of a Loan", which is effective for financial statements for fiscal years beginning after December 15, 1994, is not anticipated to have a material effect on the Company's consolidated financial statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The consolidated financial statements of Heritage Media Corporation and Subsidiaries as of December 31, 1993 and 1992 and for the years ended December 31, 1993, 1992 and 1991 are included on pages F-1 through F-32 herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    Certain information in response to this item is incorporated by reference to the disclosure contained under the heading "Directors and Executive Officers" in the Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION.

    Certain information in response to this item is incorporated by reference to the disclosure contained under the heading "Directors and Executive Officers" in the Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    Information in response to this item is incorporated by reference to the disclosure contained under the headings "Principal Stockholders" and "Directors and Executive Officers" in the Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    Information in response to this item is incorporated by reference to the disclosure contained under the heading "Directors and Executive Officers" in the Proxy Statement.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

    (a)  The following documents are filed as a part of this report:

    (1) Financial Statements:

        Financial  Statements  to  this  form  are  listed  in  the  "Index   to
    Consolidated Financial Statements" at page F-1.

    (2) Schedules:

        Financial statement schedules to this form are listed in the "Index to Consolidated Financial Statements" at page F-1 herein.

    (3) Exhibits:

        See "Exhibit Index" included herein.

    Registrant agrees to furnish, upon the request of the Commission, a copy of all constituent instruments defining the rights of holders of long-term debt of Registrant and its consolidated subsidiaries.

    (b)  Reports on Form 8-K.

    None.

                           HERITAGE MEDIA CORPORATION
                               INDEX TO EXHIBITS

  EXHIBIT
   NUMBER
- ------------
        3(a)  Articles of incorporation (1)
        3(b)  Bylaws (2)
        4(a)  Indenture dated as of June 15, 1992 of Heritage Media Services, Inc. ("HMSI") to Bankers Trust
               Company (3)
        4(b)  Form of Pledge Agreement among the Company, certain subsidiaries of the Company, Bankers Trust
               Company and Citibank N.A. (3)
        4(c)  Indenture dated as of October 1, 1992 of the registrant to Bank of Montreal Trust Company (4)
        4(d)  Settlement Rights Agreement dated July 19, 1989 among the registrant, Actmedia, Inc., Citibank N.A.
               and the purchasers listed on Schedule I thereto (5)
        4(e)  Master Equity Registration Rights Agreement dated July 19, 1989 between the registrant and various subscribers (5)
        4(f)  Form of Equity Subscription Agreement dated July 19, 1989 between the registrant and various subscribers (5)
       10(a)  Stock Subscription and Registration Rights Agreement dated as of February 21, 1989 by and among the registrant and HC Crown Corp. (6)
       10(b)  Form of Credit Agreement among HMSI, the banks named therein, Citibank, N.A., as agent and
               NationsBank of Texas, N.A., as co-agent (3)
       10(c)  Registrant's Amended and Restated Stock Option Plan (See Exhibit A of Exhibit 99)
       10(d)  Registrant's Employee Stock Ownership Plan, as amended (8)
       10(e)  Actmedia Stock Appreciation Rights Plan of 1990 (5)
       10(f)  Securities Exchange Agreement between the Company and Heritage Investments, Inc. (9)
       10(h)  Letter Agreement dated September 28, 1992 between the Company and Heritage Investments, Inc. (9)
       23(a)  Consent of KPMG Peat Marwick (7)
       99     Proxy Statement for annual meeting to be held on May 26, 1994 (7)

- ------------------------
(1) Filed as an Exhibit to the registrant's Form 10-K for the year ended December 31, 1989 and incorporated herein by reference.
(2) Filed as an Exhibit to the registrant's Form 10-K for the year ended December 31, 1990 and incorporated herein by reference.
(3) Filed as an Exhibit to the registrant's Registration Statement No. 33-47953 on Form S-2 and incorporated herein by reference.
(4) Filed as an Exhibit to the registrant's Registration Statement No. 33-52062 on Form S-2 and incorporated herein by reference.
(5) Filed as an Exhibit to the registrant's Form 10-K for the year ended December 31, 1989 and incorporated herein by reference.
(6) Filed as an Exhibit to Amendment No. 4 to the Schedule 13D filed by HC Crown Corp.
(7)  Filed herewith.
(8) Filed as an Exhibit to Amendment No. 2 to the registrant's Registration Statement on Form S-8 and incorporated herein by reference.
(9) Filed as an Exhibit to the registrant's Registration Statement No. 33-46107 on Form S-2 and incorporated herein by reference.

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 8, 1994.

                                          HERITAGE MEDIA CORPORATION

                                          By _______/s/_DAVID N. WALTHALL_______
                                                      David N. Walthall
                                                   PRESIDENT AND DIRECTOR

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            /s/JAMES M. HOAK, JR              Chairman of the Board and
             James M. Hoak, Jr.                Director                       March 8, 1994
                                              President and Director
            /s/DAVID N. WALTHALL               (Principal Executive           March 8, 1994
             David N. Walthall                 Officer)
                                              Executive Vice President and
           /s/JOSEPH D. MAHAFFEY               Director (Principal            March 8, 1994
             Joseph D. Mahaffey                Financial Officer)
                                              Vice President and Controller
              /s/JAMES P. LEHR                 (Principal Accounting          March 8, 1994
               James P. Lehr                   Officer)
              James S. Cownie                 Director
             /s/JOSEPH M. GRANT
              Joseph M. Grant                 Director                        March 8, 1994
              Clark A. Johnson                Director
              /s/ALAN R. KAHN
                Alan R. Kahn                  Director                        March 8, 1994

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                               Page
                                                                                                             ---------
Consolidated Financial Statements:
  Independent Auditors' Report.............................................................................        F-2
  Consolidated Balance Sheets as of December 31, 1993 and 1992.............................................        F-3
  Consolidated Statements of Operations for the years ended December 31, 1993, 1992 and 1991...............        F-4
  Consolidated Statements of Stockholders' Equity for the years ended December 31, 1993, 1992 and 1991.....        F-5
  Consolidated Statements of Cash Flows for the years ended December 31, 1993, 1992 and 1991...............        F-6
  Notes to Consolidated Financial Statements...............................................................        F-7
Financial Statement Schedules:
   III. Condensed Financial Information of Registrant as of December 31, 1993 and 1992 and for the years
        ended December 31, 1993, 1992 and 1991.............................................................       F-24
    V.  Property and Equipment for the years ended December 31, 1993, 1992 and 1991........................       F-29
   VI. Accumulated Depreciation of Property and Equipment for the years ended December 31, 1993, 1992 and
       1991................................................................................................       F-30
  VIII. Allowance for Doubtful Accounts for the years ended December 31, 1993, 1992 and 1991...............       F-31
    X. Supplementary Income Statement Information for the years ended December 31, 1993, 1992 and 1991.....       F-32

    All other schedules have been omitted because the required information is inapplicable, immaterial or is presented in the financial statements or related notes.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Heritage Media Corporation:

    We have audited the consolidated financial statements of Heritage Media Corporation and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heritage Media Corporation and subsidiaries as of December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1993, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                                    KPMG PEAT MARWICK

Dallas, Texas
February 25, 1994

                  HERITAGE MEDIA CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1993 AND 1992
                             (DOLLARS IN THOUSANDS)
                                     ASSETS

                                                                                               1993        1992
                                                                                            ----------  ----------
Current assets:
  Cash and cash equivalents...............................................................  $    4,416  $    1,218
  Trade receivables, net of allowance for doubtful accounts of $2,778 in 1993 and $1,487
   in 1992................................................................................      47,911      47,566
  Prepaid expenses and other..............................................................       3,331       3,958
  Inventory...............................................................................       4,435       4,348
  Broadcast program rights................................................................       1,465       1,989
  Deferred income taxes (note 9)                                                                 3,304      --
                                                                                            ----------  ----------
        Total current assets..............................................................      64,862      59,079
                                                                                            ----------  ----------
Property and equipment:
  In-store marketing equipment............................................................      39,228      40,691
  Broadcasting equipment..................................................................      37,134      34,695
  Buildings and improvements..............................................................       9,206       6,908
  Other equipment.........................................................................       7,600       6,287
  Land....................................................................................       2,490       2,490
                                                                                            ----------  ----------
                                                                                                95,658      91,071
  Less accumulated depreciation...........................................................      38,236      35,239
                                                                                            ----------  ----------
        Net property and equipment........................................................      57,422      55,832
                                                                                            ----------  ----------
Goodwill and other intangibles, net (note 1(b))...........................................     363,667     373,426
Noncurrent broadcast program rights.......................................................       1,859       3,117
Deferred finance costs, net...............................................................       3,849       4,498
Other assets..............................................................................       1,190         344
                                                                                            ----------  ----------
                                                                                            $  492,849  $  496,296
                                                                                            ----------  ----------
                                                                                            ----------  ----------
                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current installments of long-term debt (note 4).........................................  $    2,076  $      960
  Accounts payable........................................................................      14,299      11,814
  Accrued expenses (note 3)...............................................................      32,592      29,649
  Broadcast program rights payable (note 10)..............................................       2,188       2,751
  Deferred advertising revenues...........................................................      17,338      14,009
                                                                                            ----------  ----------
        Total current liabilities.........................................................      68,493      59,183
Long-term debt, excluding current portion (note 4)........................................     312,913     318,425
Broadcast program rights payable, excluding current portion (note 10).....................       1,460       2,005
Other long-term liabilities...............................................................         523       6,649
Deferred income taxes (note 9)............................................................       3,304      --
Settlement rights (note 5)................................................................      19,514      18,821
Stockholders' equity (notes 4, 5, 6 and 7):
  Preferred stock, no par value, authorized 60,000,000 shares
    Issued, 22,117 shares of Series B and 139,828 shares of Series C in 1993 and 1992.....      16,195      16,195
  Common stock, $.01 par value:
    Class A -- 40,000,000 shares authorized. Issued, 12,236,856 shares in 1993 and
     11,352,791 shares in 1992............................................................         123         113
    Class B -- Issued, 1,600,000 shares in 1992...........................................      --              16
    Class C -- 10,000,000 shares authorized. Issued, 4,136,168 shares in 1993 and 1992....          41          41
  Additional paid-in capital..............................................................     202,743     201,986
  Accumulated deficit.....................................................................    (130,862)   (126,052)
  Accumulated foreign currency translation adjustments....................................      (1,144)       (632)
  Class A common stock in treasury, at cost (32,828 shares in 1993 and 1992)..............        (454)       (454)
                                                                                            ----------  ----------
        Total stockholders' equity........................................................      86,642      91,213
Commitments and contingencies (notes 2, 5, 8 and 10)
                                                                                            ----------  ----------
                                                                                            $  492,849  $  496,296
                                                                                            ----------  ----------
                                                                                            ----------  ----------

          See accompanying notes to consolidated financial statements.

                  HERITAGE MEDIA CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                (DOLLARS IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                                           1993           1992           1991
                                                                       -------------  -------------  -------------
Net revenues:
  In-store marketing.................................................  $     216,319  $     186,445  $     171,136
  Television.........................................................         41,517         39,703         35,319
  Radio..............................................................         33,369         24,743         15,905
                                                                       -------------  -------------  -------------
                                                                             291,205        250,891        222,360
                                                                       -------------  -------------  -------------
Costs and expenses:
  Cost of services:
    In-store marketing...............................................        131,449        120,105        111,064
    Television.......................................................         10,166          9,833          8,996
    Radio............................................................          9,477          7,681          4,562
  Selling, general and administrative................................         70,669         58,219         51,954
  Depreciation.......................................................         16,268         14,499         10,900
  Amortization of goodwill and other assets..........................         11,912         11,643         11,413
  Writedown of program rights........................................          1,678       --                  490
  Product development costs..........................................          1,091            811            681
  Other nonrecurring costs (note 8)..................................          3,000       --             --
                                                                       -------------  -------------  -------------
                                                                             255,710        222,791        200,060
                                                                       -------------  -------------  -------------
      Operating income...............................................         35,495         28,100         22,300
                                                                       -------------  -------------  -------------
Other expense:
  Interest (note 4)..................................................        (31,515)       (37,473)       (38,640)
  Other, net (note 2)................................................           (959)        (4,013)        (2,492)
                                                                       -------------  -------------  -------------
                                                                             (32,474)       (41,486)       (41,132)
                                                                       -------------  -------------  -------------
      Income (loss) before income taxes and extraordinary items......          3,021        (13,386)       (18,832)
Income taxes (note 9)................................................         (2,944)        (1,580)          (446)
                                                                       -------------  -------------  -------------
      Income (loss) before extraordinary items.......................             77        (14,966)       (19,278)
Extraordinary items -- gain (loss) on early extinguishment of debt
 (note 4)............................................................            435         (3,594)         4,320
                                                                       -------------  -------------  -------------
      Net income (loss)..............................................  $         512  $     (18,560) $     (14,958)
                                                                       -------------  -------------  -------------
                                                                       -------------  -------------  -------------
Net loss applicable to common stock (note 1(k))......................  $      (4,810) $     (25,465) $     (20,435)
                                                                       -------------  -------------  -------------
                                                                       -------------  -------------  -------------
Weighted average shares outstanding..................................     16,314,023     14,449,215     10,368,624
                                                                       -------------  -------------  -------------
                                                                       -------------  -------------  -------------
Loss per common share (note 1(k)):
  Before extraordinary items.........................................          $(.32)        $(1.51)        $(2.39)
  Net loss...........................................................          $(.29)        $(1.76)        $(1.97)

          See accompanying notes to consolidated financial statements.

                  HERITAGE MEDIA CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                             (DOLLARS IN THOUSANDS)

                                                                                          COMMON STOCK
                                                                       ---------------------------------------------------
                                                   PREFERRED STOCK              CLASS A                   CLASS B
                                                 --------------------  -------------------------  ------------------------
                                                  SHARES     AMOUNT       SHARES       AMOUNT       SHARES       AMOUNT
                                                 ---------  ---------  ------------  -----------  -----------  -----------
Balance, December 31, 1990                          --      $  --         6,585,733   $      66     2,000,000   $      20
Private placement for cash and debentures......    161,945     16,195       --           --           --           --
Acquisitions...................................     --         --            25,000      --           --           --
Exercise of employee stock options.............     --         --            11,025      --           --           --
Accretion of settlement rights.................     --         --           --           --           --           --
Preferred stock dividends......................     --         --           --           --           --           --
Net loss.......................................     --         --           --           --           --           --
                                                 ---------  ---------  ------------       -----   -----------         ---
Balance, December 31, 1991.....................    161,945     16,195     6,621,758          66     2,000,000          20
Issuance of shares to retirement savings
 plan..........................................     --         --            16,328      --           --           --
Public offering of Class A common stock........     --         --         4,500,000          45       --           --
Private placement of Class C common stock for
 subordinated note payable.....................     --         --           --           --           --           --
Conversion of Class B common stock.............     --         --           200,000           2      (400,000)         (4)
Exercise of employee stock options.............     --         --            14,705      --           --           --
Excess of purchase price over carrying amount
 of settlement rights retired..................     --         --           --           --           --           --
Accretion of settlements rights................     --         --           --           --           --           --
Preferred stock dividends......................     --         --           --           --           --           --
Foreign currency translation adjustment........     --         --           --           --           --           --
Net loss.......................................     --         --           --           --           --           --
                                                 ---------  ---------  ------------       -----   -----------         ---
Balance, December 31, 1992.....................    161,945     16,195    11,352,791         113     1,600,000          16
Issuance of shares to retirement savings
 plan..........................................     --         --            48,392           1       --           --
Conversion of Class B common stock.............     --         --           800,000           8    (1,600,000)        (16)
Exercise of employee stock options.............     --         --            35,673           1       --           --
Excess of purchase price over carrying amount
 of settlement rights retired..................     --         --           --           --           --           --
Accretion of settlement rights.................     --         --           --           --           --           --
Preferred stock dividends......................     --         --           --           --           --           --
Foreign currency translation adjustment........     --         --           --           --           --           --
Net income.....................................     --         --           --           --           --           --
                                                 ---------  ---------  ------------       -----   -----------         ---
Balance, December 31, 1993.....................    161,945  $  16,195    12,236,856   $     123       --        $  --
                                                 ---------  ---------  ------------       -----   -----------         ---
                                                 ---------  ---------  ------------       -----   -----------         ---


                                                                                                    ACCUMULATED
                                                                                                      FOREIGN     TREASURY
                                                         CLASS C          ADDITIONAL                  CURRENCY      STOCK
                                                 -----------------------   PAID-IN    ACCUMULATED   TRANSLATION   ---------
                                                   SHARES      AMOUNT      CAPITAL      DEFICIT     ADJUSTMENTS    SHARES
                                                 ----------  -----------  ----------  ------------  ------------  ---------
Balance, December 31, 1990                        2,800,447   $      28   $  146,831   $  (80,152)   $   --         (32,828)
Private placement for cash and debentures......      --          --             (196)      --            --          --
Acquisitions...................................      --          --              (38)      --            --          --
Exercise of employee stock options.............      --          --              157       --            --          --
Accretion of settlement rights.................      --          --           --           (3,859)       --          --
Preferred stock dividends......................      --          --           --           (1,618)       --          --
Net loss.......................................      --          --           --          (14,958)       --          --
                                                 ----------         ---   ----------  ------------  ------------  ---------
Balance, December 31, 1991.....................   2,800,447          28      146,754     (100,587)       --         (32,828)
Issuance of shares to retirement savings
 plan..........................................      --          --              227       --            --          --
Public offering of Class A common stock........      --          --           41,847       --            --          --
Private placement of Class C common stock for
 subordinated note payable.....................   1,335,721          13       13,010       --            --          --
Conversion of Class B common stock.............      --          --                2       --            --          --
Exercise of employee stock options.............      --          --              146       --            --          --
Excess of purchase price over carrying amount
 of settlement rights retired..................      --          --           --             (382)       --          --
Accretion of settlements rights................      --          --           --           (4,742)       --          --
Preferred stock dividends......................      --          --           --           (1,781)       --          --
Foreign currency translation adjustment........      --          --           --           --              (632)     --
Net loss.......................................      --          --           --          (18,560)       --          --
                                                 ----------         ---   ----------  ------------  ------------  ---------
Balance, December 31, 1992.....................   4,136,168          41      201,986     (126,052)         (632)    (32,828)
Issuance of shares to retirement savings
 plan..........................................      --          --              471       --            --          --
Conversion of Class B common stock.............      --          --                8       --            --          --
Exercise of employee stock options.............      --          --              278       --            --          --
Excess of purchase price over carrying amount
 of settlement rights retired..................      --          --           --              (16)       --          --
Accretion of settlement rights.................      --          --           --           (3,525)       --          --
Preferred stock dividends......................      --          --           --           (1,781)       --          --
Foreign currency translation adjustment........      --          --           --           --              (512)     --
Net income.....................................      --          --           --              512        --          --
                                                 ----------         ---   ----------  ------------  ------------  ---------
Balance, December 31, 1993.....................   4,136,168   $      41   $  202,743   $ (130,862)   $   (1,144)    (32,828)
                                                 ----------         ---   ----------  ------------  ------------  ---------
                                                 ----------         ---   ----------  ------------  ------------  ---------


                                                                 TOTAL
                                                              STOCKHOLDERS'
                                                   AMOUNT        EQUITY
                                                 -----------  ------------
Balance, December 31, 1990                        $    (454)   $   66,339
Private placement for cash and debentures......      --            15,999
Acquisitions...................................      --               (38)
Exercise of employee stock options.............      --               157
Accretion of settlement rights.................      --            (3,859)
Preferred stock dividends......................      --            (1,618)
Net loss.......................................      --           (14,958)
                                                 -----------  ------------
Balance, December 31, 1991.....................        (454)       62,022
Issuance of shares to retirement savings
 plan..........................................      --               227
Public offering of Class A common stock........      --            41,892
Private placement of Class C common stock for
 subordinated note payable.....................      --            13,023
Conversion of Class B common stock.............      --            --
Exercise of employee stock options.............      --               146
Excess of purchase price over carrying amount
 of settlement rights retired..................      --              (382)
Accretion of settlements rights................      --            (4,742)
Preferred stock dividends......................      --            (1,781)
Foreign currency translation adjustment........      --              (632)
Net loss.......................................      --           (18,560)
                                                 -----------  ------------
Balance, December 31, 1992.....................        (454)       91,213
Issuance of shares to retirement savings
 plan..........................................      --               472
Conversion of Class B common stock.............      --            --
Exercise of employee stock options.............      --               279
Excess of purchase price over carrying amount
 of settlement rights retired..................      --               (16)
Accretion of settlement rights.................      --            (3,525)
Preferred stock dividends......................      --            (1,781)
Foreign currency translation adjustment........      --              (512)
Net income.....................................      --               512
                                                 -----------  ------------
Balance, December 31, 1993.....................   $    (454)   $   86,642
                                                 -----------  ------------
                                                 -----------  ------------

          See accompanying notes to consolidated financial statements.

                  HERITAGE MEDIA CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                             (DOLLARS IN THOUSANDS)

                                                                                 1993        1992        1991
                                                                              ----------  ----------  ----------
Cash flows from operating activities:
  Net income (loss).........................................................  $      512  $  (18,560) $  (14,958)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Noncash interest and amortization of deferred finance costs.............         651       4,611      12,406
    Depreciation............................................................      16,268      14,499      10,900
    Amortization:
      Broadcast program rights..............................................       2,188       2,118       1,974
      Goodwill and other assets.............................................      11,912      11,643      11,413
    Writedown of program rights.............................................       1,678      --             490
    Write-off of foreign investment.........................................      --           3,260       1,300
    Write-off of fixed assets...............................................       1,685      --          --
    (Gain) loss on retirement of debt.......................................        (435)      3,594      (4,320)
    Increase (decrease) in deferred revenue.................................       3,329       5,978        (415)
    Other...................................................................         617          94         723
    Changes in certain assets and liabilities, net of effects of acquisitions:
      Accounts receivable...................................................        (345)    (11,463)      9,716
      Other assets..........................................................         597        (911)      2,104
      Accounts payable and accrued expenses.................................       2,273       2,206     (10,133)
                                                                              ----------  ----------  ----------
      Net cash provided by operating activities.............................      40,930      17,069      21,200
                                                                              ----------  ----------  ----------
Cash flows from investing activities:
  Acquisitions, net of cash acquired........................................      (5,106)    (11,901)     (4,447)
  Capital expenditures......................................................     (18,534)    (15,531)    (11,421)
  Proceeds from sale of property and equipment..............................         152         107       5,679
  Purchase of in-store marketing rights.....................................        (834)     --          --
                                                                              ----------  ----------  ----------
      Net cash used in investing activities.................................     (24,322)    (27,325)    (10,189)
                                                                              ----------  ----------  ----------
Cash flows from financing activities:
  Long-term borrowings......................................................      91,970     377,600     133,350
  Retirements:
    Long-term debt..........................................................     (96,795)   (400,288)   (150,456)
    Broadcast program rights payable........................................      (3,229)     (3,868)     (4,110)
    Other long-term liabilities.............................................      (1,006)       (295)     (1,193)
  Issuance of common stock..................................................         279      42,140         122
  Purchase of settlement rights.............................................      (2,848)     (1,300)     --
  Issuance of preferred stock...............................................      --          --          14,582
  Dividends on preferred stock..............................................      (1,781)     (1,781)     (1,320)
  Collections on notes receivable...........................................      --           1,222      --
  Payment of deferred finance costs.........................................      --          (4,800)       (338)
                                                                              ----------  ----------  ----------
    Net cash (used) provided by financing activities........................     (13,410)      8,630      (9,363)
                                                                              ----------  ----------  ----------
Net change during year......................................................       3,198      (1,626)      1,648
Cash and cash equivalents at beginning of year..............................       1,218       2,844       1,196
                                                                              ----------  ----------  ----------
Cash and cash equivalents at end of year....................................  $    4,416  $    1,218  $    2,844
                                                                              ----------  ----------  ----------
                                                                              ----------  ----------  ----------
Cash paid for interest (note 4).............................................  $   31,141  $   65,258  $   25,135
                                                                              ----------  ----------  ----------
                                                                              ----------  ----------  ----------
Cash paid for income taxes..................................................  $    3,160  $      662  $      460
                                                                              ----------  ----------  ----------
                                                                              ----------  ----------  ----------

          See accompanying notes to consolidated financial statements.

                  HERITAGE MEDIA CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
    Heritage Media Corporation ("HMC" or "the Company") was incorporated on August 7, 1987 and began operations on August 11, 1987. The Company, through Heritage Media Services, Inc. ("HMSI"), a wholly-owned subsidiary, operates in three segments -- in-store marketing and television and radio broadcasting. The Company's in-store marketing operations are conducted in the United States, Canada and The Netherlands. Broadcasting operations are conducted in the United States. Aggregate assets and revenues of the Company's foreign operations comprise less than 10% of the Company's total assets and revenues.

(A) PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of the Company and all of its subsidiaries. All significant itercompany transactions and accounts have been eliminated in consolidation.

(B) ACQUISITIONS, GOODWILL AND OTHER INTANGIBLES

    The cost of acquired companies is allocated first to identifiable assets and liabilities based on estimated fair market values. The excess of cost over identifiable assets and liabilities is recorded as goodwill and amortized over a period of 40 years. Costs allocated to identifiable intangible assets are amortized over the remaining life of the asset as determined by underlying contract terms or independent appraisals. Useful lives of license agreements and other intangibles are 25 and 4-10 years, respectively.

    Goodwill and other intangibles at December 31, 1993 and 1992 are summarized as follows (thousands of dollars):

                                                                                   1993         1992
                                                                                -----------  -----------
Goodwill, net of accumulated amortization of $43,798
 and $33,434..................................................................  $   354,733  $   367,625
License agreements, net of accumulated amortization of $191 and $63...........        4,227        2,648
Other, net of accumulated amortization of $2,800 and $1,713...................        4,707        3,153
                                                                                -----------  -----------
                                                                                $   363,667  $   373,426
                                                                                -----------  -----------
                                                                                -----------  -----------

    The Company continually reevaluates the propriety of the carrying amount of goodwill and other intangibles as well as the related amortization period to determine whether current events and circumstances warrant adjustments to the carrying values and/or revised estimates of useful lives. This evaluation is based on the Company's projection of the undiscounted operating income before depreciation, amortization, nonrecurring charges and interest for each of the Company's operating segments over the remaining lives of the amortization periods of related goodwill and intangible assets. The projections are based on the historical trend line of actual results since the commencement of operations in the respective segment and adjusted for expected changes in operating results. To the extent such projections indicate that the undiscounted operating income (as defined above) is not expected to be adequate to recover the carrying amounts of related intangibles, such carrying amounts are written down by charges to expense. At this time, the Company believes that no significant impairment of the goodwill and other intangibles has occurred and that no reduction of the estimated useful lives is warranted.

(C) CASH EQUIVALENTS

    For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

                  HERITAGE MEDIA CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
(D) INVENTORY

    Inventory consists of display devices used in the Company's in-store marketing programs. Such amounts are stated at the lower of average cost or market.

(E) PROPERTY AND EQUIPMENT

    Property and equipment is recorded at cost. Depreciation is provided by the straight-line method over the estimated useful lives of the assets. The useful lives of the Company's property and equipment at December 31, 1993 are summarized as follows:

                                                                                 Useful Life
                                                                                --------------
In-store marketing equipment..................................................       3-5 years
Broadcasting equipment........................................................      5-25 years
Buildings and improvements....................................................     12-30 years
Other equipment...............................................................       4-8 years

    The Company continually reevaluates the propriety of the carrying amount of property and equipment and the estimated useful lives used for depreciation. As a result, the Company prospectively changed its estimates of the useful lives of certain in-store marketing and broadcasting equipment during 1992. These changes resulted in additional depreciation expense and net loss per share of approximately $1,100,000 and $.08, respectively, for the year ended December 31, 1992.

    During the year ended December 31, 1993, the Company recorded a writedown of in-store marketing equipment of $1,685,000 in connection with certain changes in the Company's in-store radio marketing delivery system (see note 8).

(F) BROADCAST PROGRAM RIGHTS

    Broadcast program rights are recorded as assets and liabilities when the programs are available for telecasting. The assets are carried at the lower of cost or estimated net realizable value and are classified as current or noncurrent based upon the expected use of the programs in succeeding years. The contract liabilities are classified as current or noncurrent in accordance with contract payment terms. Costs are charged to operations by the straight-line method over the contract period.

    The Company continually reevaluates the propriety of the carrying amounts of broadcast program rights assets to determine if circumstances warrant adjustments to the carrying values. As a result, the Company recorded writedowns of program rights of $1,678,000 and $490,000 during the years ended December 31, 1993 and 1991, respectively. The estimated fair value of broadcast program rights liabilities do not differ significantly from their carrying amounts at December 31, 1993 and 1992.

(G) DEFERRED FINANCE COSTS

    Deferred finance costs are recorded at cost and are amortized using the interest method over the period of the related debt agreement.

(H) DISCOUNTS ON LONG-TERM DEBT

    The original discounts on certain notes payable are being accreted over the term of the notes by charges to interest expense using the interest method.

(I) REVENUES

    Revenues from in-store marketing are derived primarily from providing advertising space, promotion and production services in retail stores and by selling advertising time to national advertisers

                  HERITAGE MEDIA CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) on an in-store music entertainment network. Revenues from in-store marketing are recognized over the contract period of the related advertising program and those from advertisements on the in-store music network are recognized when the commercial is aired.

    Television and radio broadcasting revenues are primarily derived from local, regional and national advertising and network compensation. Advertising revenues are recognized upon the airing of commercials, while network revenues are recognized monthly as earned. Revenues are presented net of advertising agency and national sales representatives' commissions.

(J) BARTER TRANSACTIONS

    The Company exchanges unsold advertising time for products and services. These transactions are reported at the estimated fair market value of the product or service received. Barter revenues are recorded when the commercials are broadcast and barter expenses are recorded when merchandise or services are used. If merchandise or services are received prior to the broadcast of a commercial, a liability is recorded. Likewise, a receivable is recorded if a commercial is broadcast before the goods or services are received. Barter amounts are not significant to the Company's consolidated financial statements.

(K) LOSS PER SHARE

    The net loss per common share is computed by dividing net income (loss), adjusted for accretion and premium or discount on retirement of the settlement rights and dividends on preferred stock for applicable years, by the weighted average number of Class A and Class C common shares, and one-half of the weighted average number of Class B common shares, outstanding during each year, after giving retroactive effect to a one-for-four reverse stock split in March 1992 (note 6). Common stock purchase options, preferred stock and settlement rights have been excluded from the computation as their effect is antidilutive. Following is a reconciliation of net loss to net loss applicable to common stock for the years ended December 31, 1993, 1992 and 1991:

                                                                        1993        1992        1991
                                                                      ---------  ----------  ----------
                                                                           (Thousands of dollars)
Net income (loss)...................................................  $     512  $  (18,560) $  (14,958)
Accretion of settlement rights......................................     (3,525)     (4,742)     (3,859)
Excess of purchase price over carrying amount of settlement rights
 retired............................................................        (16)       (382)     --
Dividends on preferred stock........................................     (1,781)     (1,781)     (1,618)
                                                                      ---------  ----------  ----------
  Net loss applicable to common stock...............................  $  (4,810) $  (25,465) $  (20,435)
                                                                      ---------  ----------  ----------
                                                                      ---------  ----------  ----------

    Assuming the conversion of all outstanding preferred shares into Class A and C common shares (see note 6) had occurred on January 1, 1993, pro forma loss per common share before extraordinary item and pro forma net loss per common share for the year ended December 31, 1993 would have been $.19 and $.17, respectively.

(L) INCOME TAXES

    During 1992 and 1991, deferred income taxes are provided for the effects of items reported for tax purposes in periods different from those used for financial reporting purposes in accordance with Accounting Principles Board Opinion No. 11.

    In February 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Application of SFAS 109, which is required for fiscal years beginning after December 15, 1993, required the Company to change, effective January 1, 1993, from the deferred method to the asset and liability method of

                  HERITAGE MEDIA CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) accounting for income taxes. Under the asset and liability method, deferred income taxes are provided by applying enacted statutory rates in effect at the balance sheet date to differences between the book and tax bases of assets and liabilities. The resulting deferred tax liabilities, and assets in some cases, are adjusted to reflect changes in tax laws or rates as they occur. The Company implemented the provisions of SFAS 109 in the first quarter of 1993 without restating prior years' financial statements. This change did not have a significant effect on the Company's consolidated financial statements.

(M) FOREIGN CURRENCY TRANSLATION

    For foreign operations, the balance sheet accounts are translated at the current year-end exchange rate and income statement items are translated at the average exchange rate for the year. Resulting translation adjustments are presented as a separate component of stockholders' equity. Foreign transaction exchange gains and losses are recognized as income or expense; such amounts were not material in 1993, 1992 or 1991.

(N) RECLASSIFICATIONS

    Certain reclassifications have been made in the prior years' consolidated financial statements to conform to the 1993 presentation.

(2) ACQUISITIONS AND DISPOSITIONS
    In December 1990, the Company began investing in Supermarket Visions, Ltd. ("SVL"), an in-store marketing company operating in the United Kingdom. Cash investments in SVL preferred stock and advances totaled $994,000 and $344,000 during 1992 and 1991, respectively. During 1992 and 1991, the Company recorded $2,162,000 and $1,300,000 of writedowns of the carrying amount of the Company's investment in SVL. Also during 1992, the Company recorded additional costs of $1,098,000 incurred during the shutdown of SVL. SVL ceased operations in September 1992 and was liquidated in the fourth quarter of 1992. All such writedowns and shutdown costs are included in other expense, net for the respective years.

    On March 26, 1991, the Company sold a radio station for $5,066,000 cash. The book value of the station was written down to approximately $5,000,000 at December 31, 1990 based on estimated sale proceeds. A gain of approximately $66,000 representing a partial recovery of previous writedowns is reflected in other expense, net in the consolidated statement of operations for the year ended December 31, 1991.

    On August 15, 1991, the Company sold certain assets of a television station for $1,485,000. The Company also donated certain assets of the station to a charitable organization. The loss on sale and the charitable donation totaled $4,071,000 and is reflected in other expense, net in the consolidated statement of operations for the year ended December 31, 1991. Sale proceeds consisted of $285,000 cash and a note receivable of $1,200,000. Concurrently, the Company purchased a television station in the same market for $7,007,000. The purchase was financed with cash from operations of $2,059,000, a $4,623,000 note payable and 25,000 shares of the Company's Class A common stock with a fair market value of $13 per share.

    On August 15, 1991, the Company purchased a Canadian in-store marketing company for $3,711,000 consisting of an initial cash payment of $2,252,000 and an obligation for a minimum contingent payment, based on earnings through 1994, of $1,459,000 payable over three years. If the acquired company attains certain predetermined earnings goals, the Company may be obligated to make an additional payment not to exceed $1,053,000 in July 1994. Such payment, to the extent made, will be recognized as additional goodwill.

                  HERITAGE MEDIA CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(2) ACQUISITIONS AND DISPOSITIONS (CONTINUED)
    On October 18, 1991, the Company entered into a joint venture agreement to purchase in-store marketing companies in Europe for an initial investment of $511,000. In April 1992, the Company invested an additional $2.2 million in the joint venture which concurrently acquired a 65% interest in an in-store marketing company in The Netherlands.

    On February 28, 1992, the Company amended its Joint Operating Agreement with Muzak Limited Partnership whereby the Company purchased various in-store marketing assets for a purchase price of $5,000,000. Consideration paid by the Company consisted of $850,000 cash and a $4,150,000 note payable due in fluctuating quarterly installments with the balance due on January 31, 1999.

    On June 1, 1992, the Company purchased the assets of two radio stations for cash of $7,895,000.

    On July 22, 1993, the Company purchased the assets of a radio station for cash of $4,918,000. The Company began operating the station on May 14, 1993 under a time brokerage agreement.

    On January 6, 1994, the Company purchased the assets of a radio station for cash of $5,600,000. As of December 31, 1993, the Company had made escrow deposits of $560,000 relating to this acquisition, reducing its remaining purchase commitment to $5,040,000. The Company began operating the station on October 25, 1993 under a time brokerage agreement.

    On January 10, 1994, the Company agreed to purchase the assets of a radio station for $7,200,000. Completion of the purchase is pending the consent of the Federal Communications Commission ("FCC").

    During 1991, the Company recognized noncash income of $3,750,000 related to the settlement of a preacquisition liability of Actmedia, Inc. ("Actmedia"), an in-store marketing subsidiary of the Company. Such amount is included in other expense, net in the accompanying consolidated statement of operations. During 1993, the Company reached a settlement with the Internal Revenue Service ("IRS") in regards to certain preacquisition tax liabilities of Actmedia. The Company had previously recorded federal tax liability purchase reserves of approximately $3,900,000. As a result of the settlement, the Company paid approximately $800,000 to the IRS and reversed the remaining reserves to goodwill.

    The acquisitions discussed above were recognized in the consolidated financial statements as follows (thousands of dollars):

                                                                           1993       1992       1991
                                                                         ---------  ---------  ---------
Working capital deficit................................................  $    (732) $    (375) $    (506)
Goodwill and other intangibles.........................................      4,972      9,311      7,849
Other noncurrent assets................................................        866      7,280      6,699
Long-term debt.........................................................         --     (4,150)    (4,623)
Other long-term liabilities............................................         --       (165)    (4,647)
Stockholders' equity...................................................         --         --       (325)
                                                                         ---------  ---------  ---------
  Total cash paid, net of cash acquired................................  $   5,106  $  11,901  $   4,447
                                                                         ---------  ---------  ---------
                                                                         ---------  ---------  ---------

    The following summary presents unaudited pro forma consolidated results of operations for the Company and its subsidiaries assuming (a) the acquisitions and dispositions of (i) the radio stations acquired during 1993 and 1992, (ii) The Netherlands in-store marketing company acquired during 1992, and (iii) the United Kingdom in-store marketing company disposed of in 1992 and (b) the

                  HERITAGE MEDIA CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(2) ACQUISITIONS AND DISPOSITIONS (CONTINUED) refinancing transactions discussed in note 4, the 1993 and 1992 settlement rights purchases discussed in note 5 and the conversion of preferred stock discussed in note 6 had occurred at the beginning of the respective periods (thousands of dollars, except per share information):

                                                                                Years Ended December 31,
                                                                                ------------------------
                                                                                   1993         1992
                                                                                -----------  -----------
Net revenues..................................................................  $   293,417  $   256,451
                                                                                -----------  -----------
                                                                                -----------  -----------
Loss before extraordinary items...............................................  $      (769) $   (16,606)
                                                                                -----------  -----------
                                                                                -----------  -----------
Loss per common share before extraordinary items..............................  $      (.25) $     (1.19)
                                                                                -----------  -----------
                                                                                -----------  -----------

    The pro forma amounts assume that the financing requirements of the acquisitions were met by the use of funds from the offering of common stock completed in 1992 and the actual debt issuances incurred in connection with the in-store marketing company and radio station acquisitions and the purchase of settlement rights, assuming that all such financings were completed at the beginning of the respective periods. The pro forma amounts are not necessarily indicative of what the results would actually have been if the transactions had been consummated earlier and are not intended to be an indication of operating results expected to be achieved in the future.

(3) ACCRUED EXPENSES
    Accrued expenses at December 31, 1993 and 1992 are summarized as follows:

                                                                                     1993       1992
                                                                                   ---------  ---------
                                                                                      (Thousands of
                                                                                         dollars)
Store commissions................................................................  $   9,630  $  11,335
Interest.........................................................................      2,957      3,234
Payroll and employee benefits....................................................      4,431      4,101
License fees.....................................................................        646        459
Other............................................................................     14,928     10,520
                                                                                   ---------  ---------
                                                                                   $  32,592  $  29,649
                                                                                   ---------  ---------
                                                                                   ---------  ---------

(4) LONG-TERM DEBT
    Long-term debt at December 31, 1993 and 1992 is summarized as follows:

                                                                                   1993         1992
                                                                                -----------  -----------
                                                                                 (Thousands of dollars)
Senior Notes (a)..............................................................  $   150,000  $   150,000
Credit agreement (b)..........................................................      110,500      111,000
Senior subordinated notes (c).................................................       50,000       50,000
Other (d).....................................................................        4,489        8,385
                                                                                -----------  -----------
                                                                                    314,989      319,385
Less current installments.....................................................        2,076          960
                                                                                -----------  -----------
                                                                                $   312,913  $   318,425
                                                                                -----------  -----------
                                                                                -----------  -----------

(a) On June 22, 1992, HMSI issued $150 million of 11% Senior Secured Notes ("the Senior Notes") due June 15, 2002. The Senior Notes are redeemable, in whole or in part, at HMSI's option at any time on or after June 15, 1997, at amounts decreasing from 105.5% to 100% of par on June 15, 1999. The Senior Notes rank on a parity with the obligations of HMSI under its credit agreement, are guaranteed by HMC and HMSI's domestic subsidiaries and are secured by a pledge of capital

                  HERITAGE MEDIA CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(4) LONG-TERM DEBT (CONTINUED)
    stock of HMSI and its domestic subsidiaries. The fair market value of the Senior Notes based on quoted market rates is $164,250,000 and $153,000,000 at December 31, 1993 and 1992, respectively.

(b) In conjunction with the issuance of the Senior Notes, HMSI entered into a credit agreement with a group of banks providing for an $80 million term loan and a reducing revolving credit facility of up to $50 million (increased to $75 million effective February 9, 1994). Quarterly principal payments under the credit agreement commence on December 31, 1994 and continue until June 1999. At December 31, 1993, $19.5 million of additional borrowings were available under the credit agreement. HMSI pays an annual commitment fee equal to 0.5% of the unadvanced portion of the credit agreement. Loans under the credit agreement bear interest at rates based on the agent bank's base rate, a Eurodollar rate or a CD rate plus a margin depending on HMSI's ratio of consolidated total debt to operating cash flow (as defined). At December 31, 1993, the weighted average interest rate was 4.98% under the Eurodollar option. The loans under the credit agreement are secured by the stock of substantially all subsidiaries of the Company and by the assets of HMSI, Actmedia and certain other subsidiaries. The initial borrowings under the credit agreement, together with proceeds obtained from the issuance of the Senior Notes were used to prepay balances outstanding under HMSI's previous credit agreement. HMSI recognized an extraordinary loss of $2,242,000 on this refinancing. As the credit agreement bears interest at current market rates, its carrying amount approximates its fair market value at December 31, 1993 and 1992.

(c) On August 11, 1987, the Company issued a $75 million, 8% subordinated note due July 31, 1994. Interest on this note was deferred and payable at maturity. The note was discounted for financial statement purposes by $24.6 million using a 14% interest rate. On April 15, 1992, the Company retired the 8% subordinated note with an accreted balance of $95,384,000 through the payment of $30,000,000 of cash obtained from the issuance of Class A common stock (note 6), the issuance of 1,335,721 shares of Class C common stock at $9.75 per share and the issuance of a new $50 million, 12% subordinated note ("the New Note"). The $30,000,000 payment is included in the amounts disclosed as cash paid for interest in the statement of cash flows for the year ended December 31, 1992. As a result of this transaction, the Company recognized an extraordinary gain of approximately $2,360,000.

    On October 1, 1992, the Company retired the New Note through the issuance of $50 million of 11% Senior Subordinated Notes ("the Notes") due October 1, 2002. The Notes are redeemable, in whole or in part, at the Company's option at any time on or after October 1, 1997, at amounts decreasing from 105.5% to 100% of par at October 1, 1999. The Notes are subordinated to the Senior Notes, HMSI's credit agreement and all other indebtedness of the Company and its subsidiaries. The Company recognized an extraordinary loss of $1,526,000 on this refinancing. The fair market value of the Notes based on quoted market rates is $54,500,000 and $47,375,000 at December 31, 1993 and 1992,
    respectively.

(d) Other debt bears interest at varying rates and consists primarily of notes payable, capital lease obligations and industrial development revenue bonds due in varying amounts through 1999.

    On August 11, 1987, Heritage Media, Inc. ("HMI"), a wholly-owned subsidiary of the Company, issued $74.1 million of subordinated original issue discount debentures in a private placement. During 1992 and 1991, the Company extinguished outstanding HMI debentures with face amounts of $37,183,000 and $23,517,000, respectively, prior to scheduled maturity. These extinguishments resulted in extraordinary losses of $2,186,000 in 1992 and extraordinary gains of $4,320,000 in 1991.

                  HERITAGE MEDIA CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(4) LONG-TERM DEBT (CONTINUED)
    On July 14, 1993, the Company retired a subordinated note payable prior to the scheduled maturity with a face value of $3,235,000 by a cash payment of $2,800,000. As a result of this transaction, the Company recognized an extraordinary gain of approximately $435,000.

    The loan agreements described above require the Company and/or its subsidiaries to comply with various financial and other covenants, including the maintenance of certain operating and financial ratios and they contain substantial limitations on, or prohibitions of, dividends, additional indebtedness, liens, capital expenditures, asset sales and certain other items.

    The Company is currently highly leveraged, and it is expected to continue to have a high level of debt for the foreseeable future. As a result of its leverage  and  in order  to  repay existing  indebtedness,  the Company  will be required to generate substantial operating cash flow, refinance its indebtedness, make asset sales or effect some combination of the foregoing. The ability of the Company to meet these requirements will depend on, among other things, prevailing economic conditions and financial, business and other factors, some of which are beyond the control of the Company. Further, being primarily a holding company of operating companies through HMSI, the Company's ability to repay its indebtedness incurred at the parent company level will be limited by restrictions on the ability of HMSI under the credit agreement to declare and pay dividends to the Company.

    Under the credit agreement, at December 31, 1993, the total amount of dividends that could be paid by HMSI to the Company was $22,600,000. As a result of an amendment to the credit agreement dated February 9, 1994, the total amount of such dividends was increased to $50,000,000, if such dividends are required for the purchase or redemption of settlement rights (note 5). Under the Senior
Note Indenture, at December 31, 1993, the total amount of dividends that could be paid by HMSI to the Company was $43,300,000. Such dividends are not permitted if, as a result of such payments, a default would occur under either the credit agreement or the Senior Note Indenture. As a result of the foregoing restrictions, consolidated net assets of HMSI (note 12) totaling approximately $136,300,000 at December 31, 1993 are not available to the Company to pay dividends or repay debt.

    Aggregate annual maturities of long-term debt for the years ending December 31, 1994 through 1998 are $2,076,000; $8,290,000; $14,668,000; $28,140,000; and
$32,544,000, respectively.

    Interest expense for the years ended December 31, 1993, 1992 and 1991 is summarized as follows:

                                                                         1993       1992       1991
                                                                       ---------  ---------  ---------
                                                                           (Thousands of dollars)
Interest accrued and paid currently..................................  $  30,864  $  32,862  $  26,234
Deferred interest....................................................     --          3,990     11,751
Amortization of deferred finance costs...............................        651        621        655
                                                                       ---------  ---------  ---------
                                                                       $  31,515  $  37,473  $  38,640
                                                                       ---------  ---------  ---------
                                                                       ---------  ---------  ---------

(5) SETTLEMENT RIGHTS
    Approximately 7,553,000 settlement rights were originally issued in connection with the Actmedia acquisition in 1989. These rights originally entitled the holders to receive cash or Class A or Class C common stock having a value equal to approximately 18% of the fair market value of the business, properties and assets of Actmedia as a going concern ("Net Equity") at specified future dates. At December 31, 1993, the amount of Actmedia's indebtedness (substantially all of which is intercompany indebtedness) was approximately
$160,000,000. Through a series of private transactions, the Company has purchased 1,631,000 settlement rights during the past four years for an

                  HERITAGE MEDIA CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(5) SETTLEMENT RIGHTS (CONTINUED)
aggregate purchase price of $4,434,000 (at an average cost of $2.72 per right). As a result of these purchases, at December 31, 1993, there were approximately 5,922,000 settlement rights outstanding representing approximately 14.1% of Actmedia's Net Equity.

    The settlement rights mature seven years from the date of issuance (March 19, 1996), but they may be redeemed at the option of the holder ("put options") or the Company ("call options") at certain specified times during the period that they are outstanding. The initial put and call options become exercisable in 1994. On or after April 19, 1994 (but prior to May 19, 1994), the Company will select an independent appraiser to determine the fair market value of the Net Equity of Actmedia. Upon completion of the appraisal process, the holders of the settlement rights will be notified of the appraised valuation of the Net Equity and the resultant valuation of the settlement rights.

    For a period of 30 days following such notification, the holders of the settlement rights may exercise a put option, or the Company may exercise a call option, at such valuation. The put options may be paid in cash or, at the option of the Company, in Class A or Class C common stock, a combination of cash and common stock or, in certain circumstances, in subordinated notes convertible into common stock. The call options are to be paid in cash unless such payment would create adverse financial consequences for the Company, in which event the Company may utilize the same payment process as described for the put option. To the extent that neither the put nor the call options are exercised prior to maturity of the settlement rights, the Company is required to exercise a call option on that date under the terms set forth above, utilizing a valuation determined by an independent appraiser.

    The settlement rights were initially recorded at their estimated fair value at the date of issuance which approximated $7,553,000. From time to time the Company estimates the value of Actmedia Net Equity and the resultant estimate of the value of the settlement rights. To the extent that such estimate of value exceeds the carrying value, such excess is being accreted by the interest method to accumulated deficit over the appropriate accounting period. At December 31, 1993, the aggregate carrying value was $19,514,000. The Company intends to increase this carrying value, through additional accretion, to approximately $25,000,000 by June 30, 1994 and will continue to accrete the carrying value of the settlement rights to their estimated value until they are liquidated under one of the options discussed above.

    If, as a result of the independent appraisal process described above, a valuation is determined that is above or below the accreted carrying value, the Company will reflect such value through adjustment to the carrying value and to the accumulated deficit on June 30, 1994.

(6) STOCKHOLDERS' EQUITY
    Each share of Class A common stock is entitled to one vote. Class C common shares generally are nonvoting; however, Class A and Class C common shares each may vote as a class on certain matters affecting their rights or preferences or as otherwise provided under Iowa law. Any dividends which are declared on any class of common stock must also be declared at an equivalent rate on the other classes of common stock. Class C common stock can be converted, at the holder's option, at any time, into Class A shares.

    On March 30, 1992, the common shareholders approved a one-for-four reverse split of the Company's common stock. All per share information and numbers of shares in the accompanying consolidated financial statements and notes thereto have been retroactively restated to reflect the results of this split.
Additionally, the shareholders approved the elimination of the Class B common stock effective upon the conversion of each share of Class B common stock to one-half share of Class A common stock. During 1992, 400,000 shares of Class B common stock were converted to Class A

                  HERITAGE MEDIA CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(6) STOCKHOLDERS' EQUITY (CONTINUED)
common stock and the 1,600,000 shares of Class B common stock outstanding at December 31, 1992 were converted to Class A common stock upon approval by the FCC on July 20, 1993. Thereafter, the authorization of Class B Common Stock was eliminated from the Company's charter.

    On April 23, 1992, the Company issued 4,500,000 shares of Class A common stock in a public offering at $10 per share for net proceeds of $41,892,000. The Company used $30,000,000 of the proceeds to retire the $75 million, 8% subordinated note due July 31, 1994 (note 4). Remaining proceeds were used to reduce outstanding borowings under the Company's credit agreement.

    The Company has authorized 60,000,000 shares of preferred stock which can be issued in series with varying preferences and conversion features as determined by the Company's Board of Directors. In February 1992, the Company issued 22,117 shares of Series B preferred stock and 139,828 shares of Series C preferred stock at $100 per share. The shares were issued in exchange for cash of $14,778,000 and $1,416,900 of outstanding HMI debentures. The Company incurred issuance costs of $196,000 on this transaction. Each share of preferred stock accrues cumulative dividends at an annual rate of $11 per share, payable quarterly. Unpaid dividends accrue an amount equal to 11% per annum. At December 31, 1993, there were no dividends in arrears on the preferred stock. Each share of Series B preferred stock is convertible at the option of the holder into
6.9356 shares of Class A common stock. Each share of Series C preferred stock is convertible at the option of the holder into 6.9356 shares of Class A or Class C common stock. The liquidation preference is $100 per share plus accrued dividends.

    On February 1, 1994, the Company redeemed all outstanding shares of preferred stock by the issuance of 429,609 shares of Class A and 693,560 shares of Class C common stock.

    Also, on February 1, 1994, the holder of approximately 2.2 million shares of Class C common stock indicated its intention to convert the Class C shares into Class A shares and exercise its rights to require the Company to register the Class A shares in a secondary public offering. The offering is expected to occur in the first half of 1994.

(7) EMPLOYEE BENEFIT PLANS
    The Company has a nonqualified employee incentive stock option plan under which options to purchase a total of 1,500,000 shares of the Company's Class A common stock may be granted to key employees, officers and directors. The purchase price may not be less than market value at the date of grant without approval of the Board of Directors. The options granted under such plan are exercisable beginning two years from date of grant and expire ten years from date of grant.

    On July 15, 1992, the Board of Directors approved, and the Company implemented, an option exchange program whereby Company employees, officers and directors were provided an opportunity to exchange existing options for new options on a reduced number of shares. The exercise price of the new options was $7.50 which represented the market price of the Company's Class A common stock on July 14, 1992. Vesting positions were not affected by the exchange. Under this program, 541,479 options issued prior to July 15, 1992 were exchanged for 288,136 new options.

                  HERITAGE MEDIA CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(7) EMPLOYEE BENEFIT PLANS (CONTINUED)
    Following is a summary of activity in the option plan and agreements discussed above for the years ended December 31, 1991, 1992 and 1993:

                                                                     Shares Under     Option Price
                                                                        Option         Per Share
                                                                     -------------  ----------------
Balance at December 31, 1990.......................................       666,972   $   4.00-21.00
  Granted..........................................................        13,750      12.50-18.00
  Exercised........................................................       (11,025)      4.00-17.00
  Cancelled........................................................       (95,275)      4.00-20.50
                                                                     -------------
Balance at December 31, 1991.......................................       574,422      11.00-21.00
  Granted..........................................................       376,750       4.00-10.00
  Exercised........................................................       (14,705)      9.76-13.20
  Cancelled under exchange program.................................      (253,343)      9.75-21.00
  Cancelled........................................................       (41,573)      7.50-20.50
                                                                     -------------
Balance at December 31, 1992.......................................       641,551       4.00-20.50
  Granted..........................................................       238,100      11.00-19.88
  Exercised........................................................       (35,673)      9.76-17.25
  Cancelled........................................................       (27,044)      7.50-20.50
                                                                     -------------
Balance at December 31, 1993.......................................       816,934       4.00-20.50
                                                                     -------------
                                                                     -------------

    At December 31, 1993, 238,143 options outstanding under the option plan and agreements discussed above were exercisable and 582,103 shares were available for grant.

    The Company has a Retirement Savings Plan ("the Plan") whereby participants may contribute portions of their annual compensation to the Plan and certain contributions may be made at the discretion of the Company based on criteria set forth in the Plan agreement. Participants are generally 100% vested in Company contributions after five years of employment with the Company. For the years ended December 31, 1993, 1992 and 1991, Company expenses under the Plan were approximately $809,000, $501,000 and $250,000, respectively.

    The Company has a Stock Appreciation Rights Plan ("the SAR Plan") under the terms of which certain Actmedia employees may be granted a total of 250,000 stock appreciation units. The units entitle the holders, in the aggregate, to receive an amount equal to 2.5% of the increase, as defined, in the net value of Actmedia from the date of grant to December 31, 1994. At December 31, 1993, approximately 224,000 stock appreciation units were outstanding. Participants vest in such units over a five-year period and the cost of the SAR Plan is being charged to expense over the vesting period. For the years ended December 31, 1993, 1992 and 1991, compensation expense accrued under the SAR Plan was $500,000, $550,000 and $350,000, respectively.

    The Company does not provide post-employment or post-retirement benefits.

(8) OTHER NONRECURRING COSTS
    In 1993, the Company made the decision to upgrade its existing in-store marketing radio network to a satellite-based delivery system. As a result, certain personnel and facilities utilized by the former

                  HERITAGE MEDIA CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(8) OTHER NONRECURRING COSTS (CONTINUED) tape-based system will no longer be needed in the Company's operations. During the fourth quarter of 1993, the Company recorded a provision for the following writedowns and costs in connection with the change (thousands of dollars):

Writedown of in-store marketing equipment and leasehold
 improvements......................................................  $   1,685
Accrued lease and contract obligations.............................        477
Accrued severance..................................................        227
Other..............................................................        611
                                                                     ---------
                                                                     $   3,000
                                                                     ---------
                                                                     ---------

    The system upgrades began in October 1993 and are expected to continue through 1994. As of December 31, 1993, the Company had incurred or paid approximately $2,000,000 of the costs set forth above. The Company is also expected to incur capital costs of approximately $4,000,000 in 1994 in connection with the system upgrades. Such costs will be amortized over the five-year term of the related exclusive marketing rights agreements.

(9) INCOME TAXES
    As discussed in note 1, the Company adopted SFAS 109 as of January 1, 1993. As a result of this change in accounting for income taxes, the Company recorded deferred tax assets (net of a valuation allowance of $26,908,000) and corresponding deferred tax liabilities of $7,319,000 on January 1, 1993.

    Total income tax expense for the years ended December 31, 1993, 1992 and 1991 of $2,944,000, $1,580,000 and $446,000, respectively, was allocated entirely to continuing operations and consisted primarily of current state income taxes.

    Income tax expense (benefit) differed from the amounts computed by applying the statutory U.S. federal income tax rates to income (loss) before income taxes and extraordinary items as a result of the following (thousands of dollars):

                                                                            Years Ended December 31
                                                                        -------------------------------
                                                                          1993       1992       1991
                                                                        ---------  ---------  ---------
Computed "expected" tax expense (benefit).............................  $   1,057  $  (4,551) $  (6,402)
Increase (reduction) in income taxes resulting from:
  Addition to (use of) net operating loss carryforwards...............     (2,627)     1,988      2,924
  Amortization of goodwill............................................      3,131      3,959      3,387
  Other, net -- primarily state income taxes..........................      1,383        184        537
                                                                        ---------  ---------  ---------
    Net income tax expense............................................  $   2,944  $   1,580  $     446
                                                                        ---------  ---------  ---------
                                                                        ---------  ---------  ---------

                  HERITAGE MEDIA CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(9) INCOME TAXES (CONTINUED)
    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 1993 are presented below (thousands of dollars):

Deferred tax assets:
  Net operating loss carryforwards................................  $  19,700
  Capital loss carryforwards......................................      2,521
  Other...........................................................      3,677
                                                                    ---------
    Total gross deferred tax assets...............................     25,898
  Less valuation allowance........................................    (17,936)
                                                                    ---------
    Net deferred tax assets.......................................      7,962
                                                                    ---------
Deferred tax liabilities:
  Property and equipment, primarily due to differences in
   depreciation...................................................      7,397
  Other...........................................................        565
                                                                    ---------
    Total deferred tax liabilities................................      7,962
                                                                    ---------
    Net deferred tax liability....................................  $  --
                                                                    ---------
                                                                    ---------

    Deferred tax assets and liabilities are computed by applying the U.S. federal income tax rates in effect to the gross amounts of temporary differences and other tax attributes, such as net operating loss and capital loss carryforwards. Deferred tax assets and liabilities relating to state income taxes are not material.

    The Company expects the net deferred tax assets at December 31, 1993 to be realized as a result of the reversal during the carryforward period of existing taxable temporary differences giving rise to deferred tax liabilities.

    At December 31, 1993, the Company has net operating loss carryforwards for federal income tax purposes of approximately $56,300,000 which are available to offset future taxable income, if any, through 2007. Additionally, the Company has restricted net operating loss carryforwards of approximately $12,845,000 that can only be used to offset future taxable income, if any, of certain subsidiaries of the Company, through 2005. The Company has capital loss carryforwards of approximately $7,200,000 which are available to offset future capital gains, if any, through 1997.

(10) COMMITMENTS AND CONTINGENCIES

(A) LEASES AND CONTRACTS

    The Company and its subsidiaries lease certain real property, transportation and other equipment under noncancellable operating leases expiring at various dates through 1999. The Company also has long-term contractual obligations to two major broadcast ratings firms that provide monthly ratings services. Minimum commitments under all noncancellable leases and contracts for the years ending December 31, 1994 through 1998 are approximately $7,668,000, $7,068,000,
$6,227,000, $3,664,000 and $2,913,000, respectively.

    Lease, rental and contractual expense payments for the years ended December 31, 1993, 1992 and 1991 amounted to approximately $7,907,000, $5,423,000 and
$5,469,000, respectively.

(B) BROADCAST PROGRAM RIGHTS

    The Company has entered into contracts for broadcast program rights that expire at various dates during the next five years. Contracts totaling approximately $1,966,000 relate to programs which are not currently available for use and, therefore, are not reflected as assets or liabilities in the

                  HERITAGE MEDIA CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(10) COMMITMENTS AND CONTINGENCIES (CONTINUED)
accompanying consolidated balance sheet at December 31, 1993. The aggregate minimum payments under contracts for programs currently available (those included on the consolidated balance sheet at December 31, 1993) and programs not currently available (those not included on the consolidated balance sheet at December 31, 1993) are approximately $2,581,000, $1,542,000, $510,000, $540,000 and $441,000 for the years ending December 31, 1994 through 1998, respectively.

    The   Company  entered  into  contracts  for  broadcast  program  rights  of approximately $2,084,000, $2,181,000 and $2,314,000 during the years ended December 31, 1993, 1992 and 1991, respectively.

(C) GUARANTEED STORE COMMISSIONS

    The Company has contractual obligations with certain supermarket chains for terms of a year or more to pay minimum store commission guarantees to these chains in connection with the chains' participation in one or more of the Company's advertising programs. Revenues derived from the Company's advertising programs are normally adequate to generate store commissions which exceed the minimum guarantees and such commission amounts are charged to operations as incurred. To the extent, however, that the store commissions generated by advertising programs are not expected to be sufficient to cover the minimum guarantees, a provision for the difference is charged to operations at the time such determination is made. Future minimum store commission guarantees for the years ending December 31, 1994 through 1998 are approximately $1,451,000, $670,000, $158,000, $129,000, and $54,000, respectively.

(D) LITIGATION

    The Company is a party to lawsuits which are generally incidental to its business. Management of the Company does not believe the resolution of such matters will have a significant effect on its financial position or results of operations.

                  HERITAGE MEDIA CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(11) SEGMENT INFORMATION
    Information relating to the Company's business segments as of and for the years ended December 31, 1993, 1992 and 1991 is as follows:

                                                                      1993         1992         1991
                                                                   -----------  -----------  -----------
                                                                          (Thousands of dollars)
Net revenues:
  In-store marketing.............................................  $   216,319  $   186,445  $   171,136
  Television.....................................................       41,517       39,703       35,319
  Radio..........................................................       33,369       24,743       15,905
                                                                   -----------  -----------  -----------
    Total........................................................  $   291,205  $   250,891  $   222,360
                                                                   -----------  -----------  -----------
                                                                   -----------  -----------  -----------
Operating income (loss):
  In-store marketing.............................................  $    22,370(a) $    16,427 $    14,770
  Television.....................................................       10,707(b)      11,357       8,900(b)
  Radio..........................................................        5,981        3,260        1,275
  Corporate......................................................       (3,563)      (2,944)      (2,645)
                                                                   -----------  -----------  -----------
    Total........................................................  $    35,495  $    28,100  $    22,300
                                                                   -----------  -----------  -----------
                                                                   -----------  -----------  -----------
Selling, general and administrative expenses:
  In-store marketing.............................................  $    41,559  $    34,004  $    32,186
  Television.....................................................       11,183       10,233        9,522
  Radio..........................................................       14,473       11,160        7,699
  Corporate......................................................        3,454        2,822        2,547
                                                                   -----------  -----------  -----------
    Total........................................................  $    70,669  $    58,219  $    51,954
                                                                   -----------  -----------  -----------
                                                                   -----------  -----------  -----------
Depreciation, amortization and writedown of program rights:
  In-store marketing.............................................  $    16,850  $    15,098  $    12,435
  Television.....................................................        9,460(b)       8,280       7,901(b)
  Radio..........................................................        3,438        2,642        2,369
  Corporate......................................................          110          122           98
                                                                   -----------  -----------  -----------
    Total........................................................  $    29,858  $    26,142  $    22,803
                                                                   -----------  -----------  -----------
                                                                   -----------  -----------  -----------
Identifiable assets:
  In-store marketing.............................................  $   269,437  $   274,908  $   261,690
  Television.....................................................      162,183      167,158      174,328
  Radio..........................................................       51,336       47,289       38,125
  Corporate......................................................        9,893        6,941        7,004
                                                                   -----------  -----------  -----------
    Total........................................................  $   492,849  $   496,296  $   481,147
                                                                   -----------  -----------  -----------
                                                                   -----------  -----------  -----------
Capital expenditures:
  In-store marketing.............................................  $    13,612  $    18,186  $     8,920
  Television.....................................................        4,271        1,987        6,582
  Radio..........................................................        1,845        1,884        1,451
  Corporate......................................................           76           41          108
                                                                   -----------  -----------  -----------
    Total (c)....................................................  $    19,804  $    22,098  $    17,061
                                                                   -----------  -----------  -----------
                                                                   -----------  -----------  -----------

(a) Includes nonrecurring expenses of $3,000,000 relating to the shut-down of certain in-store marketing facilities.

                  HERITAGE MEDIA CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(11) SEGMENT INFORMATION (CONTINUED)
(b) Includes writedowns of program rights of $1,678,000 and $490,000 in 1993 and 1991, respectively.

(c) Includes amounts relating to fixed assets obtained in acquisitions, fixed asset additions from barter agreements, and translation adjustments of $1,270,000, $6,567,000 and $5,640,000 in 1993, 1992 and 1991, respectively.

    In 1993, one customer in the in-store marketing segment accounted for 10% of the Company's net revenues for the year, and in 1992 and 1991 one customer in each year accounted for 11% of the Company's net revenues.

(12) SUMMARIZED FINANCIAL DATA OF HMSI
    Following is summarized financial information for HMSI, the issuer of the Senior Notes and the obligor on credit agreement borrowings (note 4). The Senior Notes and such borrowings are fully and unconditionally guaranteed by the Company and the subsidiaries of HMSI, other than subsidiaries organized outside the United States. Financial information of the guarantors is not presented as the guarantors will be jointly and severally liable on the Senior Notes and the aggregate net assets, earnings and equity of the guarantors are substantially equivalent to the net assets, earnings and equity of the Company and its subsidiaries.

                                                                          Year Ended December 31
                                                                      1993         1992         1991
                                                                   -----------  -----------  -----------
                                                                          (Thousands of dollars)
Statement of Operations:
  Net revenues...................................................  $   287,685  $   247,615  $   220,376
  Depreciation...................................................       16,163       14,448       10,622
  Amortization of goodwill and other assets......................       11,748       11,496       11,254
  Total costs and expenses.......................................      251,769      219,423      198,278
  Operating income...............................................       35,916       28,192       22,098
  Total interest expense.........................................       25,688       29,052       28,036
  Income (loss) before extraordinary items.......................        6,738       (5,755)      (5,794)
  Net income (loss)..............................................        6,738       (7,639)         316

                                                                                      December 31
                                                                                ------------------------
                                                                                   1993         1992
                                                                                -----------  -----------
                                                                                 (Thousands of dollars)
Balance Sheet:
  Current assets..............................................................  $    64,558  $    58,150
  Noncurrent assets...........................................................      425,020      430,882
  Current liabilities.........................................................       65,676       56,522
  Long-term debt..............................................................      259,316      261,594
  Other non-current liabilities...............................................        5,659        8,547
  Stockholder's equity........................................................      158,927      162,369

                  HERITAGE MEDIA CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(13) QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                          First     Second      Third     Fourth
                                                         Quarter    Quarter    Quarter    Quarter      Total
                                                        ---------  ---------  ---------  ---------  -----------
                                                           (Thousands of dollars, except per share amounts)
1993:
  Net revenues........................................  $  59,520  $  67,924  $  65,886  $  97,875  $   291,205
  Gross profit........................................     27,928     31,212     31,269     49,704      140,113
  Operating income....................................      6,503      8,637      6,259     14,096       35,495
  Income (loss) before extraordinary items............     (2,522)      (337)    (1,918)     4,854           77
  Net income (loss)...................................     (2,522)      (337)    (1,483)     4,854          512
  Income (loss) per share before extraordinary
   items..............................................       (.22)      (.08)      (.22)       .20         (.32)
  Net income (loss) per share.........................       (.22)      (.08)      (.19)       .20         (.29)
1992:
  Net revenues........................................     52,422     55,183     55,479     87,807      250,891
  Gross profit........................................     21,563     25,480     25,854     42,035      114,932
  Operating income....................................      2,442      4,580      4,452     16,626       28,100
  Income (loss) before extraordinary items............     (7,191)    (4,893)    (9,254)     6,372      (14,966)
  Net income (loss)...................................     (7,191)    (6,974)   (10,767)     6,372      (18,560)
  Income (loss) per share before extraordinary
   items..............................................       (.88)      (.44)      (.68)       .29        (1.51)
  Net income (loss) per share.........................       (.88)      (.58)      (.77)       .29        (1.76)

    Gross profit represents net revenues less cost of services.

    Operating income is defined as net revenue less cost of services; selling, general and administrative expenses; depreciation and amortization; writedown of program rights; product development costs and other nonrecurring charges.

    Actmedia reports its operations on a 13-cycle basis whereby the results of operations of three, four-week periods are reported in each of the first three quarters of the fiscal year and four, four-week periods are reported in the fourth quarter of the fiscal year.

    Extraordinary gains and losses during 1993 and 1992 relate to early extinguishments of debt.

    Results of the fourth quarter of 1993 include $3,000,000 of nonrecurring charges relating to the upgrade of the Company's in-store marketing radio network. Results for the third quarter of 1992 include $2,700,000 of writedowns of the carrying amount of the Company's investment in SVL. Additional 1992 writedowns of such carrying amount totaling $560,000 did not have a significant impact on the financial results of the quarter in which they were recognized.

                                                                    SCHEDULE III
                           HERITAGE MEDIA CORPORATION
                      FINANCIAL INFORMATION OF REGISTRANT
                            CONDENSED BALANCE SHEETS
                           DECEMBER 31, 1993 AND 1992
                             (DOLLARS IN THOUSANDS)
                                     ASSETS

                                                                                             1993         1992
                                                                                          -----------  -----------
Cash....................................................................................  $   --       $   --
Other current assets....................................................................      --                85
                                                                                          -----------  -----------
      Total current assets..............................................................      --                85
Net property and equipment..............................................................      --             3,519
Investment in and advances to subsidiaries, at equity...................................      159,074      159,496
Goodwill and other intangibles, net of amortization.....................................        2,496        2,562
Other assets, net.......................................................................           30            4
                                                                                          -----------  -----------
                                                                                          $   161,600  $   165,666
                                                                                          -----------  -----------
                                                                                          -----------  -----------
                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities.....................................................................  $     1,848  $     1,888
Long-term debt, excluding current portion (notes 2 and 3)...............................       53,596       53,744
                                                                                          -----------  -----------
      Total liabilities.................................................................       55,444       55,632
                                                                                          -----------  -----------
Settlement rights.......................................................................       19,514       18,821
Stockholders' equity:
  Preferred stock.......................................................................       16,195       16,195
  Common stock:
    Class A.............................................................................          123          113
    Class B.............................................................................      --                16
    Class C.............................................................................           41           41
  Additional paid-in capital............................................................      202,743      201,986
  Accumulated deficit...................................................................     (130,862)    (126,052)
  Accumulated foreign currency translation adjustments..................................       (1,144)        (632)
  Treasury stock at cost................................................................         (454)        (454)
                                                                                          -----------  -----------
      Total stockholders' equity........................................................       86,642       91,213
                                                                                          -----------  -----------
                                                                                          $   161,600  $   165,666
                                                                                          -----------  -----------
                                                                                          -----------  -----------

           See accompanying notes to condensed financial information.

                           HERITAGE MEDIA CORPORATION

                      FINANCIAL INFORMATION OF REGISTRANT
                       CONDENSED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                             (DOLLARS IN THOUSANDS)

                                                                                  1993        1992        1991
                                                                                ---------  ----------  ----------
Net revenues..................................................................  $   1,673  $    1,559  $    1,983
                                                                                ---------  ----------  ----------
Expenses:
  Cost of services............................................................     --          --             764
  Selling, general and administrative.........................................     --          --             580
  Depreciation and amortization...............................................      1,514       1,455         438
                                                                                ---------  ----------  ----------
                                                                                    1,514       1,455       1,782
                                                                                ---------  ----------  ----------
    Operating income..........................................................        159         104         201
                                                                                ---------  ----------  ----------
Other expense:
  Interest....................................................................     (5,731)     (7,995)    (11,484)
  Other, net..................................................................       (611)     (4,971)     (5,360)
                                                                                ---------  ----------  ----------
                                                                                   (6,342)    (12,966)    (16,844)
                                                                                ---------  ----------  ----------
    Loss before equity in income (losses) of subsidiaries and extraordinary
     items....................................................................     (6,183)    (12,862)    (16,643)
Equity in income (losses) of subsidiaries before extraordinary items..........      6,260      (2,104)     (2,635)
                                                                                ---------  ----------  ----------
    Income (loss) before extraordinary items..................................         77     (14,966)    (19,278)
Extraordinary items:
  Gain on early extinguishment of debt (note 3)...............................     --             834      --
  Equity in extraordinary items of subsidiary -- gain (loss) on early
   extinguishment of debt.....................................................        435      (4,428)      4,320
                                                                                ---------  ----------  ----------
    Net income (loss).........................................................  $     512  $  (18,560) $  (14,958)
                                                                                ---------  ----------  ----------
                                                                                ---------  ----------  ----------

           See accompanying notes to condensed financial information.

                           HERITAGE MEDIA CORPORATION
                      FINANCIAL INFORMATION OF REGISTRANT
                       CONDENSED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                             (DOLLARS IN THOUSANDS)

                                                                                 1993        1992        1991
                                                                               ---------  ----------  ----------
Cash flows from operating activities:
  Net income (loss)..........................................................  $     512  $  (18,560) $  (14,958)
  Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
    Equity in losses (undistributed earnings) of subsidiaries................     (6,695)      6,532      (1,685)
    Noncash interest.........................................................     --           3,990      11,567
    Depreciation and amortization............................................      1,514       1,455         438
    Other....................................................................        (95)      2,451       5,371
    Change in assets and liabilities, net of acquisitions....................        175         245          (5)
                                                                               ---------  ----------  ----------
      Net cash provided (used) by operating activities.......................     (4,589)     (3,887)        728
                                                                               ---------  ----------  ----------
Cash flows from investing activities:
  Investment in and advances to subsidiaries.................................     (2,201)    (19,937)    (17,359)
  Acquisitions, net of cash acquired.........................................     --          (4,075)       (855)
  Dividends from subsidiaries................................................     11,581      19,104       5,400
  Proceeds from sale of property.............................................         13         101         285
                                                                               ---------  ----------  ----------
      Net cash provided (used) by investing activities.......................      9,393      (4,807)    (12,529)
                                                                               ---------  ----------  ----------
Cash flows from financing activities:
  Retirements of long-term debt and broadcast program rights payable.........       (175)    (31,742)     (1,424)
  Issuance of common stock...................................................     --          42,140         122
  Issuance of preferred stock................................................     --          --          14,582
  Collections on notes receivable............................................     --           1,140      --
  Dividends on preferred stock...............................................     (1,781)     (1,781)     (1,320)
  Purchase of settlement rights..............................................     (2,848)     (1,300)     --
                                                                               ---------  ----------  ----------
      Net cash provided (used) by financing activities.......................     (4,804)      8,457      11,960
                                                                               ---------  ----------  ----------
Net change during year.......................................................     --            (237)        159
Cash and cash equivalents at beginning of year...............................     --             237          78
                                                                               ---------  ----------  ----------
Cash and cash equivalents at end of year.....................................  $  --      $   --      $      237
                                                                               ---------  ----------  ----------
                                                                               ---------  ----------  ----------
Cash paid for interest.......................................................  $   5,669  $   32,292  $   --
                                                                               ---------  ----------  ----------
                                                                               ---------  ----------  ----------

           See accompanying notes to condensed financial information.

                           HERITAGE MEDIA CORPORATION
                    NOTES TO CONDENSED FINANCIAL INFORMATION
                        DECEMBER 31, 1993, 1992 AND 1991

(1) GENERAL
    The accompanying condensed financial information of Heritage Media Corporation ("Registrant" or the "Company") should be read in conjunction with the consolidated financial statements of the Registrant included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.

    Heritage Media Corporation is primarily a holding company; however, the Company also owned one television station until August 1991 (see note 2).

(2) ACQUISITIONS AND DISPOSITIONS
    In December 1990, the Company began investing in Supermarket Visions, Ltd. ("SVL"), an in-store marketing company operating in the United Kingdom. Cash investments in SVL preferred stock and advances totaled $994,000 and $344,000 during 1992 and 1991, respectively. During 1991 and 1992, the Company recorded $1,300,000 and $2,162,000 of writedowns of the carrying amount of the Company's investment in SVL. Also during 1992, the Company recorded additional costs of $1,098,000 incurred during the shutdown of SVL. SVL ceased operations in September 1992 and was liquidated in the fourth quarter of 1992. All such writedowns and shutdown costs are included in other expense, net for the respective years.

    On August 15, 1991, the Company sold certain assets of a television station with a total book value of $5,556,000 for $1,485,000. The loss on sale of $4,071,000 is reflected in other expense, net in the consolidated statement of operations for the year ended December 31, 1991. Sale proceeds consisted of $285,000 cash and a note receivable of $1,200,000. Concurrently, the Company purchased a television station in the same market for $7,007,000. The purchase was financed with cash from operations of $2,059,000, the $4,623,000 note payable and 25,000 shares of the Company's Class A common stock at $13 per share.

    On October 18, 1991, the Company entered into a joint venture agreement to purchase in-store marketing companies in Europe for an initial investment of $511,000. In April 1992, the Company paid $2.2 million to acquire a 65% interest in an in-store marketing company in The Netherlands.

    On February 28, 1992, the Company amended its Joint Operating Agreement with Muzak Limited Partnership whereby the Company purchased various in-store marketing assets for a purchase price of $5,000,000. Consideration paid by the Company consisted of $850,000 cash and a $4,150,000 note payable due in fluctuating quarterly installments with the balance due on January 31, 1999.

(3) LONG-TERM DEBT
    Long-term debt at December 31, 1993 and 1992 is summarized as follows:

                                                                           1993       1992
                                                                         ---------  ---------
                                                                            (Thousands of
                                                                               dollars)
Senior subordinated notes..............................................  $  50,000  $  50,000
Other..................................................................      3,744      3,919
                                                                         ---------  ---------
                                                                            53,744     53,919
Less current installments..............................................        148        175
                                                                         ---------  ---------
                                                                         $  53,596  $  53,744
                                                                         ---------  ---------
                                                                         ---------  ---------

    On August 11, 1987, the Company issued a $75 million, 8% subordinated note due July 31, 1994. Interest on this note was deferred and payable at maturity. The note was discounted for financial statement purposes by $24.6 million using a 14% interest rate. On April 15, 1992, the Company retired the 8% subordinated note with an accreted balance of $95,384,000 through the payment of

                           HERITAGE MEDIA CORPORATION
              NOTES TO CONDENSED FINANCIAL INFORMATION (CONTINUED)
                        DECEMBER 31, 1993, 1992 AND 1991

(3) LONG-TERM DEBT (CONTINUED)
$30,000,000 of cash obtained from the issuance of Class A common stock (note 5), the issuance of 1,335,721 shares of Class C common stock at $9.75 per share and the issuance of a new $50 million, 12% subordinated note ("the New Note"). As a result of this transaction, the Company recognized an extraordinary gain of approximately $2,360,000.

    On October 1, 1992, the Company retired the New Note through the issuance of $50 million of 11% Senior Subordinated Notes ("the Notes") due October 1, 2002. The Notes are redeemable, in whole or in part, at the Company's option at any time on or after October 1, 1997, at amounts decreasing from 105.5% to 100% of par at October 1, 1999. The Notes are subordinated to all other indebtedness of the Company and its subsidiaries except that the Notes are senior to a $4,623,000 note payable dated August 15, 1991 issued in connection with the acquisition of a television station (note 2). The Company recognized an extraordinary loss of $1,526,000 on this refinancing.

    Debt agreements of the Company's subsidiaries prohibit or limit their ability to pay dividends to the Company. However, these agreements permit the payment of dividends sufficient to meet the Company's obligations under the Notes.

                                                                      SCHEDULE V
                  HERITAGE MEDIA CORPORATION AND SUBSIDIARIES
                             PROPERTY AND EQUIPMENT
                  YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                             (DOLLARS IN THOUSANDS)

                                                       Balance
                                                         at                                 Other      Balance
                                                      Beginning  Additions               Changes Add  at End of
Classification                                        of Period   at Cost   Retirements  (Deduct)(1)   Period
- ----------------------------------------------------  ---------  ---------  -----------  -----------  ---------
Year ended December 31, 1993:
  In-store marketing equipment......................  $  40,691  $  13,612   $  15,075    $  --       $  39,228
  Broadcasting equipment............................     34,695      1,819      --              620      37,134
  Buildings and improvements........................      6,908      2,302      --               (4)      9,206
  Other equipment...................................      6,287        801         142          654       7,600
  Land..............................................      2,490     --          --           --           2,490
                                                      ---------  ---------  -----------  -----------  ---------
                                                      $  91,071  $  18,534   $  15,217    $   1,270   $  95,658
                                                      ---------  ---------  -----------  -----------  ---------
                                                      ---------  ---------  -----------  -----------  ---------
Year ended December 31, 1992:
  In-store marketing equipment......................  $  32,934  $  12,871   $  10,429    $   5,315   $  40,691
  Broadcasting equipment............................     31,825      2,195      --              675      34,695
  Buildings and improvements........................      6,743        114      --               51       6,908
  Other equipment...................................      5,410        351      --              526       6,287
  Land..............................................      2,490     --          --           --           2,490
                                                      ---------  ---------  -----------  -----------  ---------
                                                      $  79,402  $  15,531   $  10,429    $   6,567   $  91,071
                                                      ---------  ---------  -----------  -----------  ---------
                                                      ---------  ---------  -----------  -----------  ---------
Year ended December 31, 1991:
  In-store marketing equipment......................  $  25,638  $   8,646   $   1,624    $     274   $  32,934
  Broadcasting equipment............................     30,889      1,881       4,157        3,212      31,825
  Buildings and improvements........................      6,890        393       1,858        1,318       6,743
  Other equipment...................................      4,301        501          62          670       5,410
  Land..............................................      7,004     --           4,680          166       2,490
                                                      ---------  ---------  -----------  -----------  ---------
                                                      $  74,722  $  11,421   $  12,381    $   5,640   $  79,402
                                                      ---------  ---------  -----------  -----------  ---------
                                                      ---------  ---------  -----------  -----------  ---------

- ------------------------
(1) Other changes represent the effects of the Company's acquisitions, asset additions from barter agreements, foreign currency translation adjustments and reclassifications between asset categories for the years ended December 31, 1993, 1992 and 1991.

                                                                     SCHEDULE VI
                  HERITAGE MEDIA CORPORATION AND SUBSIDIARIES
               ACCUMULATED DEPRECIATION OF PROPERTY AND EQUIPMENT
                  YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                             (DOLLARS IN THOUSANDS)

                                                              Additions
                                                    Balance    Charged
                                                      at      to Costs                                    Balance
                                                   Beginning     and                      Additions      at End of
Classification                                     of Period  Expenses   Retirements   (Deductions)(1)    Period
- -------------------------------------------------  ---------  ---------  -----------  -----------------  ---------
Year ended December 31, 1993:
  In-store marketing equipment...................  $  16,296  $  11,055   $  13,137       $  --          $  14,214
  Broadcasting equipment.........................     14,630      4,005      --              --             18,635
  Buildings and improvements.....................        986        275      --              --              1,261
  Other equipment................................      3,327        933         134          --              4,126
                                                   ---------  ---------  -----------            ---      ---------
                                                   $  35,239  $  16,268   $  13,271       $  --          $  38,236
                                                   ---------  ---------  -----------            ---      ---------
                                                   ---------  ---------  -----------            ---      ---------
Year ended December 31, 1992:
  In-store marketing equipment...................  $  17,020  $   9,282   $   9,998       $      (8)     $  16,296
  Broadcasting equipment.........................     10,764      3,903      --                 (37)        14,630
  Buildings and improvements.....................        722        270      --                  (6)           986
  Other equipment................................      2,237      1,044      --                  46          3,327
                                                   ---------  ---------  -----------            ---      ---------
                                                   $  30,743  $  14,499   $   9,998       $      (5)     $  35,239
                                                   ---------  ---------  -----------            ---      ---------
                                                   ---------  ---------  -----------            ---      ---------
Year ended December 31, 1991:
  In-store marketing equipment...................  $  11,210  $   6,609   $     825       $      26      $  17,020
  Broadcasting equipment.........................      9,030      3,327       1,593          --             10,764
  Buildings and improvements.....................        724        247         249          --                722
  Other equipment................................      1,614        717          94          --              2,237
                                                   ---------  ---------  -----------            ---      ---------
                                                   $  22,578  $  10,900   $   2,761       $      26      $  30,743
                                                   ---------  ---------  -----------            ---      ---------
                                                   ---------  ---------  -----------            ---      ---------

- ------------------------
(1) Other changes represent reclassifications between asset categories for the years ended December 31, 1992 and 1991.

                                                                   SCHEDULE VIII
                  HERITAGE MEDIA CORPORATION AND SUBSIDIARIES
                        ALLOWANCE FOR DOUBTFUL ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                             (DOLLARS IN THOUSANDS)

                                                                      Additions     Additions
                                                        Balance at   Charged to    Charged to                 Balance at
                                                         Beginning    Costs and       Other                     End of
Description                                              of Period    Expenses     Accounts(1)    Writeoffs     Period
- ------------------------------------------------------  -----------  -----------  -------------  -----------  -----------
Year ended December 31, 1993..........................   $   1,487    $   3,382     $  --         $   2,091    $   2,778
                                                        -----------  -----------        -----    -----------  -----------
                                                        -----------  -----------        -----    -----------  -----------
Year ended December 31, 1992..........................   $   1,527    $   1,590     $  --         $   1,630    $   1,487
                                                        -----------  -----------        -----    -----------  -----------
                                                        -----------  -----------        -----    -----------  -----------
Year ended December 31, 1991..........................   $   1,062    $   1,883     $     274     $   1,692    $   1,527
                                                        -----------  -----------        -----    -----------  -----------
                                                        -----------  -----------        -----    -----------  -----------

- ------------------------
(1)  Includes amounts related to acquisitions.

                                                                      SCHEDULE X
                  HERITAGE MEDIA CORPORATION AND SUBSIDIARIES
                   SUPPLEMENTARY INCOME STATEMENT INFORMATION
                  YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                             (DOLLARS IN THOUSANDS)

                                                                                      Charged to Costs and Expenses
                                                                                     -------------------------------
                                       Item                                            1993       1992       1991
- -----------------------------------------------------------------------------------  ---------  ---------  ---------
Maintenance and repairs............................................................  $   1,000  $     963  $     688
                                                                                     ---------  ---------  ---------
                                                                                     ---------  ---------  ---------
Taxes, other than payroll and income taxes.........................................  $     741  $   1,001  $     709
                                                                                     ---------  ---------  ---------
                                                                                     ---------  ---------  ---------
Royalties..........................................................................  $     631  $   1,807  $   2,771
                                                                                     ---------  ---------  ---------
                                                                                     ---------  ---------  ---------
Advertising........................................................................  $   5,214  $   4,723  $   5,385
                                                                                     ---------  ---------  ---------
                                                                                     ---------  ---------  ---------