Form 10-Q
period 1994-03-30
HERITAGE MEDIA CORP
filed 1994-05-12
CIK 821020

HERITAGE MEDIA CORPORATION
ONE GALLERIA TOWER
13355 NOEL ROAD, SUITE 1500
DALLAS, TEXAS  75240

Securities and Exchange Commission
Washington, D.C.  20549

Gentlemen:

Pursuant to the requirements of the Securities and Exchange Commission, we are submitting our first quarter 1994 10-Q. A hard copy has also been filed prior to this submission.


Sincerely,

Miachelle M Rymer
MIS MANAGER
HERITAGE MEDIA CORPORATION






SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

____________________

FORM 10-Q

  X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 EXCHANGE ACT FOR THE QUARTER ENDED MARCH 31, 1994.

 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 FOR THE TRANSACTION PERIOD FROM __________ TO _________.



Commission file number:  1-100155


________________________


HERITAGE MEDIA CORPORATION
(Exact Name of Registrant as Specified in Its Charter)


 IOWA    42-1299303
 (State or Other Jurisdiction of (I.R.S. Employer Identification No.) Incorporation or Organization)
 13355 Noel Road, Suite 1500
 Dallas, Texas   75240
 (Address of Principal Executive Office) (Zip Code)

Registrant's telephone number, including area code:
(214) 702-7380


 Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Class          Outstanding at May 6, 1994

 Class A, $.01 Par Value         16,400,963
 Class C, $.01 Par Value          1,063,362



PART I.  SUMMARIZED FINANCIAL INFORMATION

Item 1.  Financial Statements

      HERITAGE MEDIA CORPORATION AND SUBSIDIARIES

     Consolidated Balance Sheets

        (Dollars in thousands)

              (unaudited)

                                                  March 31,     December 31,
                     ASSETS                       1994           1993
                  -------------                ---------      ---------
Current assets:
   Cash and cash equivalents                $       247          4,416
   Trade receivables, net                        47,146         47,911
   Prepaid expenses and other                     2,528          3,331
   Inventory                                      4,492          4,435
   Broadcast program rights                       1,690          1,465
   Deferred income taxes                          3,691          3,304
                                               ---------      ---------
 Total current assets                            59,794         64,862
                                               ---------      ---------


Property and equipment:
   In-store marketing equipment                 41,339         39,228
   Broadcasting equipment                       38,711         37,134
   Buildings and improvements                    9,206          9,206
   Other equipment                               7,808          7,600
   Land                                          2,490          2,490
                                              ---------      ---------
                                                99,554         95,658
  Less accumulated depreciation                 41,764         38,236
                                              ---------      ---------
    Net property and equipment                  57,790         57,422
                                              ---------      ---------

Goodwill and other intangibles, net            374,438        363,667
Noncurrent broadcast program rights              1,842          1,859
Deferred finance costs, net                      3,891          3,849
Other assets                                     1,602          1,190
                                              ---------      ---------
                                           $   499,357        492,849
                                              =========      =========


See accompanying notes to consolidated financial statements.




      HERITAGE MEDIA CORPORATION AND SUBSIDIARIES

        Consolidated Balance Sheets
          (Dollars in thousands)

              (unaudited)

                                                       March 31,     December 31,
          LIABILITIES AND STOCKHOLDERS' EQUITY        1994           1993
          ------------------------------------      ---------      ---------
Current liabilities:
   Current installments of long-term debt (note 2) $  4,308          2,076
   Accounts payable                                  13,390         14,299
   Accrued expenses                                  31,759         32,592
   Broadcast program rights payable                   1,874          2,188
   Deferred advertising revenues                     15,458         17,338
                                                   ---------      ---------
     Total current liabilities                       66,789         68,493
                                                   ---------      ---------
Long-term debt (note 2)                             321,396        312,913
Broadcast program rights payable                      1,654          1,460
Other long-term liabilities                             512            523
Deferred income taxes                                 3,691          3,304

Settlement rights (note 4)                           22,257         19,514

Stockholders' equity (note 3):
   Preferred stock, no par value,
   authorized 60,000,000 shares; Issued 161,945
    in 1993.                                             -          16,195
   Common stock, $.01 par value:
     Class A - 40,000,000 shares authorized. Issued,
       12,667,425 shares in 1994 and 12,236,856 shares
        in 1993                                         127            123
     Class C - 10,000,000 shares authorized. Issued,
     4,829,728 shares in 1994 and 4,136,168 shares
     in 1993.                                            48             41
     Additional paid-in capital                     218,934        202,743
     Accumulated deficit                           -134,357       -130,862
     Accumulated foreign currency translation
     adjustments                                     -1,240         -1,144
     Class A common stock in treasury, at cost
       (32,828 shares in 1994 and 1993)                -454           -454
                                                   ---------      ---------
    Total stockholders' equity                       83,058         86,642

Commitments and contingencies (note 5)             ---------      ---------
                                                 $   499,357        492,849
                                                   =========      =========


See accompanying notes to consolidated financial statements.





   HERITAGE MEDIA CORPORATION AND SUBSIDIARIES

       Consolidated Statements of Operations
  (Dollars in thousands, except share information)
        (unaudited)

                                                 Three Months
                                                Ended March 31,
                                                ---------------------------
                                              1994            1993
Net revenues:                              ---------       ---------
  In-store marketing                   $     47,910          44,650
  Television                                  9,579           8,936
  Radio                                       7,824           5,934
                                           ---------       ---------
                                             65,313          59,520
                                           ---------       ---------
Costs and expenses:
  Cost of services:
   In-store marketing                        29,756          27,627
   Television                                 2,424           2,381
   Radio                                      2,090           1,574
  Selling, general and administrative        15,970          14,940
  Depreciation                                3,970           3,486
  Amortization of goodwill and other assets   2,951           2,769
  Product development costs                     245             240
                                           ---------       ---------
                                             57,406          53,017
                                           ---------       ---------
 Operating income                             7,907           6,503
                                           ---------       ---------
Other expense:
  Interest                                   -7,105          -8,579
  Other, net                                   -635             -27
                                           ---------       ---------
                                             -7,740          -8,606
                                           ---------       ---------
   Income (loss) before income taxes            167          -2,103
Income taxes                                   -771            -419
                                           ---------       ---------
 Net loss                              $       -604          -2,522
                                           =========       =========
Net loss applicable to common stock    $     -3,495          -3,512
                                           =========       =========

Weighted average shares outstanding      17,077,135      16,291,384
                                         ===========     ===========
Net loss per common share              $      -0.20           -0.22
                                          =========       =========


See accompanying notes to consolidated financial statements.
















  HERITAGE MEDIA CORPORATION AND SUBSIDIARIES
     Consolidated Statements of Cash Flows
  Three Months Ended March 31, 1994 and 1993
        (Dollars in thousands)
            (unaudited)

                                                        1994           1993
                                                     ---------      ---------
Cash flows from operating activities:
  Net loss                                       $      -604         -2,522               provided by operating activities:
  Adjustments to reconcile net loss to net cash
     provided by operating activities:
       Noncash interest and amortization of
       deferred finance costs                            180            169
       Depreciation                                    3,970          3,486
       Amortization:
   Broadcast program rights                              492            519
   Goodwill and other assets                           2,951          2,769
  (Decrease) increase in deferred revenue             -1,948          5,293
   Other                                                 583            527
      net of effects of acquisitions:
        Accounts receivable                              909          1,391
        Other assets                                     646            629
        Accounts payable and accrued expenses         -2,388           -883
                                                    ---------      ---------
    Net cash provided by operating activities          4,791         11,378
                                                    ---------      ---------
Cash flows from investing activities:
  Acquisitions net of cash acquired                   -7,522             -
  Capital expenditures                                -2,890         -3,960
  Purchase of in-store marketing rights                 -539             -
  Proceeds from the sale of assets                       -               77
                                                    ---------      ---------
  Net cash used by investing activities              -10,951         -3,883
                                                     --------      ---------
Cash flows from financing activities:
  Long-term borrowings                                19,246         19,500
  Retirements:
     Long-term debt                                  -15,834        -24,088
     Broadcast program rights payable                   -761           -793
   Issuance of common stock                                7             46
   Dividends on preferred stock                         -445           -445
   Purchase of settlement rights                         -           -2,848
   Payment of deferred finance costs                    -222            -
                                                    ---------      ---------
   Net cash provided (used) by financing activities    1,991         -8,628
                                                    ---------      ---------
   Net change during period                           -4,169         -1,133
   Cash and cash equivalents at beginning of period    4,416          1,218
                                                    ---------      ---------
   Cash and cash equivalents at end of period     $      247             85
                                                    =========      =========
   Cash paid for interest                         $    1,382          2,680
                                                    =========      =========
   Cash paid for income taxes                     $    1,936            295
                                                    =========      =========



See accompanying notes to consolidated financial statements.



HERITAGE MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



March 31, 1994
(unaudited)



Note 1.         Results of Operations.

 The results of operations for the interim periods reported are not necessarily indicative of results to be expected for the year.
 The information reflects all adjustments (none of which were other than normal recurring items) which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods. It is suggested that this interim period financial information be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's
 Annual Report on Form 10-K for the fiscal year ended December 31, 1993.


Note 2.         Long-term Debt.

 Long-term debt at March 31, 1994 and December 31, 1993 is summarized as follows:


    (Dollars in thousands)

                            March 31,          December 31,
                              1994                 1994
                           ---------          ------------
HMSI senior notes            $ 150,000            150,000
HMSI credit agreement          114,000            110,500
HMC senior subordinated notes   50,000             50,000
Other                           11,704              4,489
                              ----------          ---------
                               325,704            314,989

Less current installments        4,308              2,076
                              ----------          --------

                             $ 321,396            312,913
                               =======           ========











 Long-term debt increased by approximately $10.7 million during the period ended March 31, 1994 primarily due to the acquisitions discussed below. An additional $2 million of the term loan facility was reclassified to current installments at March 31, 1994 per the HMSI credit agreement.



Notes to Consolidated Financial Statements




Note 3.         Stockholders' Equity.

 On December 28, 1993 the Company notified the holders of its Series B and Series C Convertible Preferred Stock that it would redeem the preferred shares at $105 per share per the Preferred Share Agreement. On February 1, 1994, the Company redeemed all outstanding shares of its preferred stock by the issuance of 429,609 shares of Class A and 693,560 shares of Class C common stock.

 Also, on February 1, 1994, the holders of approximately 3.7 million shares of Class C common stock indicated their intention to convert the Class
C shares into Class A shares and exercise their rights to require the Company to register the Class A shares in a secondary public offering. On April 8, 1994, the underwriters completed the public offering of the 3.7 million shares of Class A common stock at $17.00 per share in simultaneous United States and international offerings. The selling shareholders have granted the underwriters of the offerings an option to purchase up to an additional
.4 million shares of their Class A shares to cover over-allotments. Due to the current market conditions, the underwriters will not exercise the over-allotment option. Consequently, these two shareholders continue to own their respective portions of the over-allotment shares. The Company will not receive any of the proceeds from this sale and did not issue any new common shares in this offering.


Note 4.         Settlement Rights.

 The Settlement Rights (the "Rights") were initially recorded at their estimated fair value at the date of issuance which approximated $7,550,000. From time to time the Company estimates the value of the business, properties and assets of ACTMEDIA as a going concern ("Net Equity") and the resultant estimate of the value of the Rights. To the extent that such estimate of value exceeds the carrying value, such excess is being accreted by the interest method to accumulated deficit over the appropriate accounting period. At
March 31, 1994, the carrying value was $22,257,000. The Company intends to increase this carrying value through additional accretion, to approximately $25,000,000 by June 30, 1994. The Company will continue to accrete the carrying value of the Rights to their estimated value until they are liquidated under one of the options discussed below.

 If, as a result of the independent appraisal process described below, a valuation is determined that is above or below the accreted carrying value, the Company will reflect such value through adjustment to the carrying value and to the accumulated deficit at June 30, 1994. Any such increase in the valuation would reduce the Company's net income per share or increase the net loss per share and any such decrease in the valuation would increase the Company's net income per share or reduce the net loss per share for the six months ending June 30, 1994, and, if the puts or calls are exercised, would similarly affect the amount of common stock to be issued (if the price were paid in common stock) or the indebtedness to be incurred (if the price were paid in cash). See Capitalization and Liquidity for further discussion of the Rights.



Notes to Consolidated Financial Statements




Note 5.         Acquisitions.

 On January 1, 1994 the Company completed the acquisition of WEZW-FM in the Milwaukee market for $5.6 million cash (including a $.6 million escrow deposit paid in October, 1993) to form a duopoly with the previously owned and operated WEMP-AM/WMYX-FM in the same market.

 On February 15, 1994 Heritage completed the acquisition of in-store marketing companies located in Australia and New Zealand for approximately
$2.4 million including $.3 million in cash and $2.1 million in local Australian bank debt. These acquisitions represent a continuation of the Company's efforts to expand its in-store marketing business worldwide.

 On March 15, 1994 Heritage completed the acquisition of KRJY-FM in the St. Louis market for approximately $7.3 million including $2.2 million in cash and $5.1 million in notes payable and other obligations to the seller. This acquisition formed a duopoly with the Company's previously owned and operated WRTH-AM/WIL-FM in the same market. Effective April 19, 1994 the FCC approved the change of the station call letters to KIHT-FM.

 The acquisitions discussed above were recognized in the consolidated financial statements as follows (thousands of dollars):


  Working capital, net                          $   (92)
  Property and equipment                          1,411
  Goodwill and other intangibles                 13,628
  Long-term debt and other liabilities           (7,425)
                                                 -------
  Total cash paid                              $  7,522
                                                ========


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.



Results of Operations:  First Quarter 1994 compared to 1993

 Consolidated net revenues of $65.3 million represented a 10% increase over the 1993 revenues of $59.5 million. Cost of services of $34.3 million increased 8.5% in 1994 compared to 1993 due primarily to the increase in net revenues. Operating income of $7.9 million in 1994 exceeded the comparable 1993 period by 22%. The loss per share was $.20 versus $.22 in 1993. The improvement in the Company's operating results for the 1994 period primarily reflects revenue growth from the Instant Coupon Machine ("ICM") and lower ACTRADIO operating expenses by the In-store Marketing Group and increased local and national advertising revenues by the Television and Radio Groups . The loss per share in 1994 was lower than 1993 due principally to $1.4 million of additional operating income, $1.5 million lower interest expense and increased average shares outstanding. The 1994 period included $2.7 million of settlement rights accretion versus $.5 million in 1993 impacting loss per share by $.16 per share and $.03 per share, respectively. All comparisons, unless otherwise noted, are for the period ended March 31, 1994 as compared to the comparable 1993 period.

 In-store Marketing. The In-store Marketing Group contributed $47.9 million of revenues in 1994, an increase of 7%, compared to $44.7 million in 1993. The growth of ICM revenues was the major contributor to the improved results. The ICM generated $17.5 million of revenues in 1994, an increase of 26% compared to 1993. International revenues grew by 36% to $3.7 million in 1994 primarily due to improvement from the Canadian business and the inclusion of $.3 million revenues from the recent Australia/ New Zealand acquisitions. Advertising revenues in 1994 declined 12% compared to 1993 reflecting the continuing trend toward promotion and the shift to ICM and away from the print products. Total Impact revenues improved by 3% to $10 million in 1994; however, competitive pricing pressures continue in the demonstration business. ActNow had two smaller programs totaling approximately $5 million in 1994 yielding a lower margin than the one large $5 million program in the 1993 period.

 Net revenues of the ACTRADIO product decreased to $1.1 million in 1994 from $1.2 million in 1993. As a result of the Company's actions taken in the fourth quarter of 1993 (see Annual Report on Form 10-K for fiscal year ended December 31, 1993), on-going operating costs in 1994 were reduced by approximately $550,000 and depreciation was decreased by $610,000 resulting in a $1.1 million improvement in operating income for the 1994 period versus 1993. These actions will reduce the on-going operating costs and long-term capital requirements, and increase the size and quality of the in-store audio network.

 In-store Marketing operating income of $4.6 million increased by 9%, from $4.2 million in the 1993 period, due primarily to the increased 1994 revenues and reduced ACTRADIO losses. The operating margin was 10% in 1994 compared to 9% in 1993.

 The In-store Marketing Group contributed 73% of the Company's revenues and 58% of operating income in the 1994 period, and it is expected that this group will contribute a higher percentage of the Company's revenues and operating income for full year 1994.

 As previously discussed, the In-store Group receives large orders from major package goods manufacturers, the timing of which can significantly affect a given quarter. Recently, large Impact orders totaling approximately $3.5 million, which were orginally scheduled for the second quarter, were rescheduled to the third and fourth quarters. As a result, second quarter revenues will be adversely affected by these rescheduled Impact orders. The Company, however, does anticipate that the second quarter operating income for the In-store Group will exceed that of the 1993 period due to higher margins and the lower ACTRADIO costs.

 Television. The Television Group generated $9.6 million of revenues in 1994, a 7% increase compared to $8.9 million in 1993. The Television Bureau of Advertising Time Sales Survey reported that industry-wide gross local revenues increased by 13% and national revenues were up 16% compared to 1993 primarily due to the Winter Olympics and political revenues. The Television Group's local revenues increased 8% and national revenues improved 7% compared to the 1993 period. The Television Group did not benefit from the Olympics as the group has no CBS affiliates and received minimal political revenues. The revenue improvement was produced primarily by the Pensacola, FL and Plattsburgh, NY stations. The Pensacola station benefited from local revenue growth of 16% and national revenue growth of 4% primarily on the strength of automobile industry sales. The Plattsburgh station generated local and national increases of 8% and 9% respectively. The Plattsburgh station has seen a gradual strengthening of the New England economy which has been weak for the past several years.

 Operating income of $2.7 million increased by 15% compared to 1993 primarily as a result of higher revenues and expenses, which were held to a 4% increase. The operating margin improved from 26% in 1993 to 28% in 1994.

 Radio. The Radio Advertising Bureau reported that combined national and local spot revenues improved 13% in the first quarter of 1994 over the same period in 1993 for the radio industry. Net revenues of the Radio Group increased by 32% from $5.9 million in 1993 to $7.8 million in 1994. The radio stations acquired in 1993 and 1994 contributed $.8 million of the increase. Revenues for the stations owned for all of both periods increased 18% primarily as a result of stronger industry revenues noted above and improved station ratings from the St. Louis, MO station. The St. Louis station improved revenues from $1.4 million to $1.6 million in 1994 primarily due to the achievment of the number one ranking in the market. Also, the Kansas City station received an incremental $.3 million of sports revenues associated with the Kansas City Chiefs playoff games.

 Operating income grew from $.6 million in 1993 to $1.4 million in 1994 primarily as a result of the improved revenues by the stations owned for all of both periods as the contribution from the acquired stations was immaterial.
The margin improved from 11% in 1993 to 17% in 1994.

 Corporate Expenses. Corporate expenses of $.7 million in 1994 were level with 1993.

 Other Operating Expenses. In-store new product development expenses were approximately $.2 million in both periods.

 Depreciation and Amortization. Depreciation and amortization of $6.9 million in 1994 increased by 11% compared to $6.3 million in 1993. The majority of the increase was due to higher depreciation associated with the capital expenditures to support the growth of Instant Coupon Machine revenues.


 Interest Expense.  Interest expense consists of the following:

                                                     Three months
                                                    Ended March 31,
                                                  ---------------------
                                                1994                 1993
                                                       (in thousands)
Interest accrued and paid currently           $ 6,925                  8,410
Amortization of deferred financing costs          180                    169
                                               ------                  -----
                     TOTAL                   $  7,105                 $8,579
                                                =====                  =====



 The decrease in the current interest from 1993 to 1994 is due to the expiration of interest rate swaps in June, 1993 and lower interest rates.

 Net Income (Loss). Primarily as a result of an additional $1.4 million of operating income and $1.5 million lower interest expense reduced by higher taxes and noncash expenses, the Company improved its operating results from a $2.5 million loss in 1993 to a $.6 million loss in 1994.


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


Capitalization and Liquidity

 At March 31, 1994, the Company, through its Heritage Media Services,
Inc. subsidiary ("HMSI"), had a $155 million bank credit facility
(the "Credit Agreement"). HMSI is the Company's subsidiary which owns ACTMEDIA and the Company's broadcasting properties. The credit facility was comprised of an $80 million term loan which begins to amortize on December 31, 1994, and a $75 million reducing revolving credit facility which begins to decrease on December 31, 1994. Effective February 9, 1994 the revolving credit facility was increased from $50 million to $75 million. At March 31, 1994, $80 million of the term loan facility and $34 million of the revolving credit facility were outstanding. At March 31, 1994, $41 million of additional borrowings were available under the Credit Agreement. The Credit Agreement includes a number of financial and other covenants, including the maintenance of certain operating and financial ratios and limitations on or prohibitions of dividends, indebtedness, liens, capital expenditures, asset sales and certain other items. Loans under the Credit Agreement are guaranteed by the Company and HMSI's domestic subsidiaries and are secured by a pledge of the capital stock of HMSI and its domestic subsidiaries.

 On June 22, 1992, HMSI issued $150 million of 11% senior secured notes (the "Senior Notes") due June 15, 2002. Interest on the Senior Notes is payable semi-annually. The Senior Notes rank on a parity with the obligations under HMSI's Credit Agreement, are guaranteed by HMC, and HMSI's domestic subsidiaries and are secured by a pledge of capital stock of HMSI and its domestic subsidiaries.

 On October 1, 1992 the Company issued $50 million of 11% senior subordinated notes (the"Subordinated Notes") due October 1, 2002. Interest on the Subordinated Notes is payable semi-annually. The Subordinated Notes are subordinate in right of payment to the prior payment in full of the Credit Agreement and the Senior Notes.

 In mid-1989, the Company issued approximately $7.55 million in equity settlement rights (the "Rights") (7.55 million Rights) in connection with the financing of the ACTMEDIA acquisition. At the time of issuance these Rights entitled the holders to approximately 18% of the fair market value of the business, properties and assets of ACTMEDIA as a going concern ("Net Equity") as determined in 1994 or 1996 in accordance with put/call features of the Rights purchase agreement. Depending on the circumstances under which the Rights are retired, the Company can pay this value in common stock or cash or subordinated notes convertible into common stock. To the extent such amount is paid in common stock, the valuation is required to be increased by 4%. At March 31, 1994, the amount of ACTMEDIA's indebtedness (substantially all of which is intercompany indebtedness) was approximately $180 million. During the past four years the Company acquired 1.6 million of the Rights at an average price of approximately $2.72 per Right in privately negotiated transactions, thereby reducing the outstanding Rights to 5.9 million or 14.1% of the of Net Equity.

 The Rights mature seven years from the date of issuance
(March 19, 1996), but they may be redeemed at the option of the holder
("put options") or the Company ("call options") at certain specified times during the period that they are outstanding. The initial put and call options become available in 1994. On or after April 19, 1994 (but prior to May 19, 1994), the Company is required to select an independent appraiser to determine the fair market value of the Net Equity of ACTMEDIA. The
Company has begun the process of meeting its 1994 obligations outlined in the Settlement Rights Agreement. The Company received proposals from eight independent appraiser firms. The Company recommended and a special committee of directors approved Bear Stearns as the appraiser. The Company formally engaged Bear Stearns on May 4, 1994 and the appraisal is due no later than seventy five days from the engagement date. Upon completion of the appraisal process, the holders of the Rights will be notified of the appraised valuation of the Net Equity and the resultant valuation of the Rights.

 For a period of 30 days following such notification, the holders of the Rights may exercise a put option at such valuation. Also during that period, the Company may exercise a call option at such valuation. The put options may be paid in cash or, at the option of the Company, in Class A or Class C common stock, a combination of cash and common stock or, in certain circumstances, in subordinated notes convertible into common stock. The call options are to be paid in cash unless such payment would create an "adverse contractual effect"(defined generally as default under, or conflict with, agreements relating to the Company's indebtedness) for the Company, in which event, the Company may utilize the same payment process as described for the put option. To the extent that neither the put nor the call options are exercised prior to maturity date of the Rights, the Company is required to exercise a call option on that date under the terms set forth above, utilizing a valuation determined by an independent appraiser. To the extent the options are paid in cash, the Company will utilize cash provided by operations and/or borrowings against the Credit Agreement.

 Based upon the foregoing debt and settlement right obligations, the Company is currently highly leveraged, and it is expected to continue to have a high level of debt for the foreseeable future. As of March 31, 1994, the Company had indebtedness (long-term debt, including current installments and notes payable) of approximately $325.7 million and stockholders' equity of approximately $83.1 million, and accordingly, a consolidated debt-to-equity ratio of 3.9 to 1. As a result of its leverage and in order to repay existing indebtedness, the Company will be required to generate substantial operating cash flow, refinance its indebtedness, make asset sales or effect some combination of the foregoing. The ability of the Company to meet these requirements will depend on, among other things, prevailing economic conditions and financial, business and other factors, some of which are beyond the control of the Company. Further, being primarily a holding company of operating companies through HMSI, the Company's ability to repay its indebtedness incurred at the parent company level will be limited by restrictions on the ability of HMSI under the Credit Agreement and the Senior Notes to declare and pay dividends to the Company. Under the credit agreement, at March 31, 1994, the total amount of dividends that could be paid by HMSI to the Company was $19.5 million; however, the total amount of available dividends for the purchase or redemption of settlement rights is $50 million. Under the Senior Note Indenture, at March 31, 1994, the total amount of dividends that could be paid by HMSI to the Company was $47.0 million. Such dividends are not permitted if, as a result of such payments, a default would occur under either the Credit Agreement or the Senior Note Indenture. As a result of the foregoing restrictions, consolidated net assets of HMSI totaling $135.0 million at March 31, 1994 are not available to the Company to pay dividends or repay debt.

 As noted above, on February 1, 1994, the holders of all of the Company's Series B and Series C Convertible Preferred Stock converted their 161,945 preferred shares into 429,609 Class A common shares and 693,560 Class C common shares at the rate of 6.94 common shares for each preferred share thereby increasing the Company's common shares outstanding to 17.5 million and eliminating the Company's annual preferred dividend obligation of $1.8 million.

 The Company has focused its growth strategy on acquiring media, in-store, and other communications-related properties it believes have the potential for long-term appreciation and aggressively managing the operations of these properties to improve their operating results. The Company has historically used cash flows from financing activities to fund its acquisitions and investments while the operations are expected to generate cash flow sufficient to fund their on-going expenditure requirements.

 Cash flows provided by operating activities decreased to $4.8 million in 1994 from $11.4 million in 1993. The $1.9 million improvement in net loss was more than offset by a $7.2 million difference in deferred revenue and a $1.5 million variance in accounts payable and accrued expenses due primarily to the timing of in-store demonstration programs.

 In 1994 the $4 million beginning cash balance, $4.8 million of cash provided by operations, and $3.5 million of bank borrowings were primarily utilized for the cash portion of the acquisitions ($7.5 million), capital expenditures ($2.9 million) and in-store marketing rights payments
($.5 million). In 1993, cash flows from operating activities were utilized for capital expenditures, to purchase settlement rights, and to reduce long-term debt.

 Capital expenditures decreased from $4.0 million in 1993 to $2.9 million in 1994. This decrease was due primarily to the higher purchase requirements of additional Instant Coupon Machines in 1993 versus 1994.

 Capital requirements related to acquisitions for 1994 were $7.5 million as detailed in Note 5 of Notes to Consolidated Financial Statements. As a part of ACTRADIO's commitment to the new marketing alliances, the Company made payments totaling $.5 million in the first quarter ended March 31, 1994 and is expecting to make payments totaling $4 million in 1994 representing the Company's share of the cost of the network upgrade. These payments are for exclusive marketing rights which are amortized over the term of the retail chain agreements (five years). These requirements will be provided by funds generated from operations.

SIGNATURE






 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






   HERITAGE MEDIA CORPORATION



Dated:                  by        /s/   David N. Walthall
    David N. Walthall
    President and Chief Executive Officer




Dated:                  by        /s/   James P. Lehr
    James P. Lehr
    Vice President and Controller
      Principal Accounting Officer


SIGNATURE






 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






   HERITAGE MEDIA CORPORATION



Dated:                  by
    David N. Walthall
    President and Chief Executive Officer




Dated:                  by
    James P. Lehr
    Vice President and Controller
      Principal Accounting Officer