Form 10-Q
period 1994-06-30
HERITAGE MEDIA CORP
filed 1994-08-12
CIK 821020

=============================================================================

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                            ____________________

                                  FORM 10-Q

        X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      ----      SECURITIES EXCHANGE ACT FOR THE QUARTER ENDED
                JUNE 30, 1994.

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      ----      SECURITIES ACT OF 1934 FOR THE TRANSACTION PERIOD
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
Yes [X]  No [  ]

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


       CLASS               OUTSTANDING AT AUGUST 5, 1994
       -----               -----------------------------
Class A, $.01 Par Value           16,403,533
Class C, $.01 Par Value            1,063,362

PART I.  SUMMARIZED FINANCIAL INFORMATION

Item 1.  Financial Statements


                 HERITAGE MEDIA CORPORATION AND SUBSIDIARIES

                       Consolidated Balance Sheets

                          (Dollars in thousands)


                                  ASSETS
                                  ------

                                                    (unaudited)
                                                      June 30,     December 31,
                                                        1994           1993
                                                      ---------      ---------
Current assets:
 Cash and cash equivalents                           $  1,611          4,416
 Trade receivables, net                                46,104         47,911
 Prepaid expenses and other                             3,184          3,331
 Inventory                                              4,703          4,435
 Broadcast program rights                               1,829          1,465
 Deferred income taxes                                  4,275          3,304
                                                     ---------      ---------
           Total current assets                        61,706         64,862
                                                     ---------      ---------

Assets held for sale (note 5)                           4,000            --

Property and equipment:
 In-store marketing equipment                          43,428         39,228
 Broadcasting equipment                                33,936         37,134
 Buildings and improvements                             7,561          9,206
 Other equipment                                        7,778          7,600
 Land                                                   2,460          2,490
                                                    ---------      ---------
                                                       95,163         95,658
 Less accumulated depreciation                         41,469         38,236
                                                    ---------      ---------
         Net property and equipment                    53,694         57,422
                                                    ---------      ---------


Goodwill and other intangibles, net                   368,467        363,667
Noncurrent broadcast program rights                     1,555          1,859
Deferred finance costs, net                             3,699          3,849
Other assets                                            1,801          1,190
                                                    ---------      ---------
                                                    $ 494,922        492,849
                                                    =========      =========

See accompanying notes to consolidated financial statements.

                   HERITAGE MEDIA CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)

                                                (unaudited)
                                                  June 30,      December 31,
  LIABILITIES AND STOCKHOLDERS' EQUITY              1994           1993
  ------------------------------------          -----------     ------------
Current liabilities:
 Current installments of long-term debt (note 2) $  6,209          2,076
 Accounts payable                                  12,548         14,299
 Accrued expenses                                  29,608         32,592
 Broadcast program rights payable                   1,972          2,188
 Deferred advertising revenues                     13,718         17,338
                                                 --------       --------
    Total current liabilities                      64,055         68,493
                                                 --------       --------
 Long-term debt (note 2)                          317,467        312,913
 Broadcast program rights payable                   1,311          1,460
 Other long-term liabilities                          557            523
 Deferred income taxes                              4,275          3,304


Settlement rights (note 4)                         38,788         19,514

Stockholders' equity (note 3):
  Preferred stock, no par value, authorized
  60,000,000 shares; Issued 161,945 in 1993.          --          16,195
  Common stock, $.01 par value:
     Class A - 40,000,000 shares authorized.
     Issued, 16,434,975 shares in 1994 and
     12,236,856 shares in 1993                        164            123
     Class C - 10,000,000 shares authorized.
     Issued, 1,063,362 shares in 1994 and
     4,136,168 shares in 1993.                         11             41
  Additional paid-in capital                      218,669        202,743
  Accumulated deficit                            (148,359)      (130,862)
  Accumulated foreign currency translation
  adjustments                                      (1,562)        (1,144)
  Class A common stock in treasury, at cost
  (32,828 shares in 1994 and 1993)                   (454)          (454)
                                                 --------       --------
       Total stockholders' equity                  68,469         86,642


Commitments and contingencies (note 5)
                                                ---------       --------
                                                $ 494,922        492,849
                                                =========       ========

See accompanying notes to consolidated financial statements.

                   HERITAGE MEDIA CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Operations
                 (Dollars in thousands, except share information)
                                  (unaudited)

                              Three Months                    Six Months
                              ended June 30,                  ended June 30,
                         -----------------------         ----------------------
                           1994            1993           1994           1993
                         --------         ------         -------        -------
Net revenues:
 In-store
   marketing             $ 48,371         49,228          96,281         93,878
 Television                11,674         10,514          21,253         19,450
 Radio                      9,980          8,182          17,804         14,116
                         --------         ------         -------        -------
                           70,025         67,924         135,338        127,444
                         --------         ------         -------        -------
Costs and expenses:
 Cost of services:
 In-store marketing        26,505         32,329          56,261         59,956
 Television                 2,556          2,517           4,980          4,908
 Radio                      2,439          1,866           4,529          3,440
 Selling, general
 and administrative        17,279         16,070          33,494         31,240
Depreciation                3,667          3,657           7,637          7,143
Amortization of
 goodwill and other
  assets                    3,357          2,848           6,308          5,617
                         --------         ------         -------        -------
                           55,803         59,287         113,209        112,304
                         --------         ------         -------        -------
  Operating income         14,222          8,637          22,129         15,140
                         --------         ------         -------        -------
Other expense:
  Interest                 (7,353)        (8,340)        (14,458)       (16,919)
  Loss on sale of
    assets                 (1,600)            --          (1,600)           --
  Other, net               (1,597)           (78)         (2,232)          (105)
                         --------         ------         -------        -------
                          (10,550)        (8,418)        (18,290)       (17,024)
                         --------         ------         -------        -------
Income (loss) before
 income taxes               3,672            219           3,839         (1,884)
Income taxes                 (913)          (556)         (1,684)          (975)
                         --------         ------         -------        -------
Net income (loss)        $  2,759           (337)          2,155         (2,859)
                         ========         ======         =======        =======
Net loss applicable
 to common stock         $(14,002)        (1,379)        (17,497)        (4,891)
                         ========         ======         =======        =======
Weighted average
 shares outstanding        17,465         16,314          17,272         16,303
                         ========         ======         =======        =======
Net loss per common
 share                   $  (0.80)         (0.08)          (1.01)         (0.30)
                         ========         ======         =======        =======


See accompanying notes to consolidated financial statements.

                   HERITAGE MEDIA CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                     Six Months Ended June 30, 1994 and 1993
                             (Dollars in thousands)
                                   (unaudited)

                                                        1994           1993
                                                      --------        -------
Cash flows from operating activities:
 Net income (loss)                                     $ 2,155         (2,859)
 Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
     Noncash interest and amortization of deferred
       finance costs                                       377            338
     Depreciation                                        7,637          7,143
      Amortization:
        Broadcast program rights                         1,002          1,054
        Goodwill and other assets                        6,308          5,617
        Write-off of fixed assets                          570            117
        Loss on assets held for sale                     1,600            --
        Decrease in deferred revenue                    (3,688)        (2,318)
        Other                                            1,603             40
       Changes in certain assets and liabilities
         net of effects of acquisitions:
          Accounts receivable                            1,951          5,819
          Other assets                                    (221)          (961)
          Accounts payable and accrued expenses         (6,983)          (502)
                                                      --------        -------
            Net cash provided by operating activities   12,311         13,488
                                                      --------        -------
Cash flows from investing activities:
 Acquisitions net of cash acquired                      (7,726)          (430)
 Capital expenditures                                   (5,921)        (6,340)
 Purchase of in-store marketing right                     (830)           --
                                                      --------        -------
            Net cash used by investing activites       (14,477)        (6,770)
                                                      --------        -------
Cash flows from financing activities:
 Long-term borrowings                                   44,072         45,566
 Retirements:
   Long-term debt                                      (42,116)       (43,784)
   Broadcast program rights payable                     (1,441)        (1,584)
   Other long-term liabilities                             --            (821)
 Issuance of common stock                                   18            105
 Dividends on preferred stock                             (445)          (890)
 Purchase and related costs of settlement rights          (229)        (2,843)
 Payment of offering costs                                (276)            --
 Payment of deferred finance costs                        (222)            --
                                                      --------        -------
            Net cash used by financing activities         (639)        (4,251)
                                                      --------        -------
Net change during period                                (2,805)         2,467
Cash and cash equivalents at beginning of period         4,416          1,218
                                                      --------        -------
Cash and cash equivalents at end of period            $  1,611          3,685
                                                      ========        =======
Cash paid for interest                                $ 13,904         16,433
                                                      ========        =======
Cash paid for income taxes                            $  3,058          2,694
                                                      ========        =======

See accompanying notes to consolidated financial statements.

                   HERITAGE MEDIA CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                               June 30, 1994


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

NOTE 2. LONG-TERM DEBT.

   Long-term debt at June 30, 1994 and December 31, 1993 is summarized as follows:

                                               (Dollars in thousands)

                                          June 30, 1994   December 31,1993
                                          -------------   ----------------
HMSI senior notes                            $150,000         150,000
HMSI credit agreement                         112,500         110,500
HMC senior subordinated notes                  50,000          50,000
Other                                          11,176           4,489
                                             --------         -------
                                              323,676         314,989
Less current installments                       6,209           2,076
                                             --------         -------
                                             $317,467         312,913
                                             ========         =======

   Long-term debt increased by approximately $8.7 million during the six month period ended June 30, 1994. The increase was primarily due to $6.8 million of debt associated with the first quarter acquisitions of the St. Louis radio station and the in-store marketing companies located in Australia and New Zealand. An additional $4 million of the term loan facility was reclassified to current installments at June 30, 1994 per the HMSI credit agreement.

NOTE 3. STOCKHOLDERS' EQUITY.

   On February 1, 1994, the holders of approximately 3.7 million shares of Class C common stock indicated their intention to convert the Class C shares into Class A shares and exercise their rights to require the Company to register the Class A shares in a secondary public offering. On April 8, 1994, the underwriters completed the public offering of the 3.7 million shares of Class A common stock at $17.00 per share in simultaneous United States and international offerings. The selling shareholders granted the underwriters of the offerings an option to purchase up to an additional .4 million shares of their Class A shares to cover over-allotments. The underwriters did not exercise the over-allotment option due to the market conditions.
Consequently, these two shareholders held their respective portions of the over-allotment shares. The Company did not receive any of the proceeds from this sale and did not issue any

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

new common shares in this offering. The two shareholders agreed to a ninety day standstill period which expired July 8. The two shareholders sold their remaining shares.

NOTE 4. SETTLEMENT RIGHTS.

   The Settlement Rights (the "Rights") were initially recorded at their estimated fair value at the date of issuance in 1989 which approximated $7.55 million. From time to time the Company has estimated the value of the business, properties and assets of ACTMEDIA as a going concern
("Net Equity") and the resultant estimate of the value of the Rights.
To the extent that such estimate of value exceeded the carrying value, such excess has been accreted by the interest method to accumulated deficit over the appropriate accounting periods.

   The Company formally engaged Bear Stearns & Co. on May 4, 1994 to conduct an independent appraisal of Actmedia, Inc. pursuant to the Settlement
Rights Agreement. The appraisal was due no later than seventy five days from the engagement date. On June 27, 1994 the Rights were independently appraised at $6.55 per Right. This appraisal placed a total value on the
5.9 million currently outstanding Rights at $38.8 million. The Company increased its Settlement Rights balance by $16.5 million (a $13.8 million increase from the planned $2.7 million accretion) to reflect the balance of $38.8 million as of June 30, 1994 and increased accumulated deficit by a corresponding amount plus expenses incurred of approximately $.3 million. The increase in the valuation resulted in a $.96 per share charge in the second quarter. See Capitalization and Liquidity for further discussion of the Rights.

NOTE 5. SALE OF TELEVISION STATION.

   On July 1, 1994 the Company announced the sale of KDLT-TV, its smallest television station, located in Sioux Falls, South Dakota to Red River Broadcasting Corp. The loss attributable to this pending sale will be approximately $1.6 million ($.09 per share) and the provision was recorded in the second quarter of 1994. The sale is pending approval by the Federal Communications Commission and is expected to close in the fourth quarter of 1994.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS:  SECOND QUARTER 1994 COMPARED TO 1993

   Consolidated net revenues of $70.0 million represented a 3% increase over the 1993 revenues of $67.9 million. Cost of services of $31.5 million decreased 14% in 1994 compared to 1993 due primarily to favorable revenue mix with lower costs and cost reductions. Operating income of $14.2 million in 1994 exceeded the comparable 1993 period by 65%.
Net income of $2.8 million improved substantially versus a $.3 million loss in 1993. The improvement in the Company's operating results for the 1994 period primarily reflects revenue growth from the Instant Coupon Machine ("ICM") and lower ACTRADIO operating expenses by the In-store Marketing Group and increased local and national advertising revenues by the Television and Radio Groups. The loss per share of $.80 increased in 1994 versus 1993 due principally to the $.96 per share impact of the settlement rights adjustment and $.09 per share effect of the television station sale. Income per share (excluding settlement rights, dividends, and loss on sale) from operations of $.25 per share improved from a $.02 per share loss in 1993. All comparisons, unless otherwise noted, are for the period ended June 30, 1994 as compared to the comparable 1993 period.

   IN-STORE MARKETING. The In-store Marketing Group contributed $48.4 million of revenues in 1994, a decrease of 2%, compared to $49.2 million in 1993.
The growth of ICM revenues was more than offset by the decline in promotion revenues. The ICM generated $17.7 million of revenues in 1994, an increase of 54% compared to 1993. Total Impact revenues decreased by 22% to $8.7 million in 1994 primarily due to customer requested rescheduling and competitive pricing pressures. ActNow had one program approximating
$3.4 million in 1994 compared to two programs totaling $7.2 million in the 1993 period. Advertising revenues in 1994 declined 6% compared to 1993 principally due to the shift to ICM and away from the print products.

   Net revenues of the ACTRADIO product decreased to $.8 million in 1994 from $1.0 million in 1993. As a result of the Company's actions taken in the fourth quarter of 1993 (see Annual Report on Form 10-K for fiscal year ended December 31, 1993), on-going operating costs in 1994 were reduced by approximately $316,000 and depreciation was decreased by $586,000 for the 1994 period versus 1993. These actions have reduced the on-going operating costs and long-term capital requirements and will increase the size and quality of the in-store audio network.

   In-store Marketing operating income of $8.4 million increased by 109%, from $4.0 million in the 1993 period, due primarily to favorable revenue mix with higher margins and reduced ACTRADIO losses. The operating margin was 17% in 1994 compared to 8% in 1993.

   TELEVISION. The Television Group generated $11.7 million of revenues in 1994, an 11% increase compared to $10.5 million in 1993. The Television Bureau of Advertising Time Sales Survey reported that industry-wide gross local revenues increased by 6% and national revenues were up 7% compared to 1993. The Television Group's local revenues increased 5% and national revenues improved 11% compared to the 1993 period. The Television Group also received political revenues of $.6 million versus minimal political revenues in 1993. All of the Television Group's stations generated improved revenues and operating income in 1994 compared to the 1993 period.

   Operating income of $4.3 million increased by 25% compared to 1993 primarily as a result of the higher revenues while operating expenses were held to a 4% increase. The operating margin improved from 33% in 1993 to 37% in 1994.

   RADIO. The Radio Advertising Bureau reported that combined national and local spot revenues improved 10% in the second quarter of 1994 over the same period in 1993 for the radio industry. Net revenues of the Radio Group increased by 22% from $8.2 million in 1993 to $10 million in 1994. The radio stations acquired in 1993 and 1994 contributed $.9 million of the increase. Revenues for the stations owned for all of both periods increased 11% primarily as a result of stronger industry revenues noted above and improved station ratings.

   Operating income grew from $2.1 million in 1993 to $2.3 million in 1994 primarily as a result of the improved revenues by the stations owned for all of both periods as the acquired stations combined for an operating loss of $.4 million. The operating margin improved from 26% in 1993 to 30% in 1994 for the stations owned for all of both periods.

   CORPORATE EXPENSES. Corporate expenses of $.7 million in 1994 were $.2 million favorable to 1993 due to the timing of shareholder and investor relations expenses.

   DEPRECIATION AND AMORTIZATION.  Depreciation and amortization of
$7.0 million in 1994 increased by 8% compared to $6.5 million in 1993.
The majority of the increase was due to higher amortization of intangibles associated with the three radio duopoly acquisitions and the ACTRADIO marketing rights.

   INTEREST EXPENSE.  Interest expense consists of the following:

                                                 (in thousands)
                                                  THREE MONTHS
                                                  ENDED JUNE 30,
                                                 ---------------
                                                   1994    1993
                                                   ----    ----
Interest accrued and paid currently               $7,156   8,171

Amortization of deferred financing costs             197     169
                                                  ------   -----
                   TOTAL                          $7,353   8,340
                                                  ======   =====


   The decrease in current interest from 1993 to 1994 is due to the expiration of interest rate swaps in June, 1993 and lower interest rates.

   OTHER EXPENSE. Other expense included $1 million of noncash expense for accrued stock appreciation rights and $.6 million for the write-off of the remaining book balance of the retired WEAR-TV facility in Pensacola, FL which was replaced by a new facility in the first quarter.

   NET INCOME (LOSS). Primarily as a result of an additional $5.6 million of operating income and $1 million lower interest expense reduced by the loss on sale of assets, higher taxes and noncash expenses, the Company improved its operating results from a $.3 million loss in 1993 to a $2.8 million net income in 1994.


RESULTS OF OPERATIONS:  SIX MONTHS 1994 COMPARED TO 1993

   Consolidated net revenues of $135.3 million represented a 6% increase over the 1993 revenues of $127.4 million. Cost of services of $65.8 million decreased 4% in 1994 compared to 1993 due primarily to favorable revenue mix and cost reductions. Operating income of $22.1 million in 1994 exceeded the comparable 1993 period by 46%. Net income of $2.2 million in 1994 improved compared to a $2.9 million loss in 1993.
The improvement in the Company's operating results for the 1994 period primarily reflects revenue growth from the Instant Coupon Machine and lower ACTRADIO operating expenses by the In-store Marketing Group and increased local and national advertising revenues by the Television and Radio Groups. The loss per share of $1.01 in 1994 increased compared to the $.30 in 1993 due principally to the $.97 per share impact of the Settlement Rights adjustment and $.09 per share effect of the loss on the television station sale. Income per share
(excluding these items and dividends) from operations of $.22 improved from an $.18 loss in 1993. All comparisons, unless otherwise noted, are for the six month period ended June 30, 1994 as compared to the comparable 1993 period.

   IN-STORE MARKETING.  The In-store Marketing Group contributed
$96.3 million of revenues in 1994, an increase of 3%, compared to $93.9 million in 1993. The growth of ICM revenues was the major contributor to the improved results. The ICM generated
$35.2 million of revenues in 1994, an increase of 39% compared to 1993. Also, International revenues grew by 16% to $8.8 million in 1994 primarily due to improvement from the Canadian business and the inclusion of $.7 million revenues from the recent Australia/New Zealand acquisitions. Advertising revenues in 1994 declined 9% compared to 1993 reflecting the shift to ICM and away from the print products. Total Impact revenues declined by 11% to $18.7 million in 1994 due to competitive pricing pressures and customer requested rescheduling of programs. ActNow had three smaller programs totaling approximately $8.5 million in 1994 yielding a lower margin than the comparable three programs totaling $12.4 million in the 1993 period.

   Net revenues of the ACTRADIO product decreased to $1.9 million in 1994 from $2.3 million in 1993. As a result of the Company's actions noted above, the on-going operating costs in 1994 were reduced by approximately $.9 million and depreciation was decreased by $1.2 million.

   In-store Marketing operating income of $12.9 million increased by 58%, from $8.2 million in the 1993 period, due primarily to the increased 1994 revenues, favorable revenue mix with higher margins, and reduced ACTRADIO losses. The operating margin was 13% in 1994 compared to 9% in 1993.

   The In-store Marketing Group contributed 71% of the Company's revenues and 58% of operating income in the 1994 period, and it is expected that this group will contribute a higher percentage of the Company's revenues and operating income for full year 1994. The Company anticipates that the third and fourth quarter operating results for the In-store Group will exceed that of the comparable 1993 periods.

   TELEVISION. The Television Group generated $21.3 million of revenues in 1994, a 9% increase compared to $19.5 million in 1993. The Television Bureau of Advertising Time Sales Survey reported that industry-wide gross local revenues increased by 9% and national revenues were up 12% compared to 1993 aided by the Winter Olympics in the first quarter and political revenues. The Television Group's local revenues increased 6% and national revenues improved 9% compared to the 1993 period. The Television Group did not benefit from the Olympics as the group has no CBS affiliates, but did receive $.6 million political revenues which were minimal in 1993. All of the stations' operating results reflected improved revenues and operating income in 1994 versus the 1993 period. The Pensacola station, which generated 41% of the group's revenue improvement, benefited from local revenue growth of 10% primarily on the strength of automobile industry sales and $.4 million of political revenues.

   Operating income of $7.1 million increased by 21% compared to 1993 primarily as a result of the higher revenues as expenses were held to a 4% increase. The operating margin improved from 30% in 1993 to 33% in 1994.

   RADIO. The Radio Advertising Bureau reported that combined national and local spot revenues improved 11% in the six months of 1994 over the same period in 1993 for the radio industry. Net revenues of the Radio Group increased by 26% from $14.1 million in 1993 to $17.8 million in 1994. The radio stations acquired in 1993 and 1994 contributed
$1.8 million of the increase. Revenues for the stations owned for all of both periods increased 14% primarily as a result of stronger industry revenues noted above and improved station ratings.

   Operating income grew from $2.7 million in 1993 to $3.6 million in 1994 primarily as a result of the improved revenues by the stations owned for all of both periods as the acquired stations had a $.4 million loss. The operating margin improved from 19% in 1993 to 25% in 1994 for the stations owned in all of both periods.

   CORPORATE EXPENSES. Corporate expenses of $1.5 million in 1994 were $.1 million favorable to 1993.

   DEPRECIATION AND AMORTIZATION.  Depreciation and amortization of
$13.9 million in 1994 increased by 9% compared to $12.8 million in 1993. The majority of the increase was due to higher depreciation associated with the capital expenditures to support the growth of Instant Coupon Machine revenues and increased amortization associated with radio station acquisitions and ACTRADIO marketing rights.

   INTEREST EXPENSE. Interest expense consists of the following:

                             (in thousands)
                               SIX MONTHS
                             ENDED JUNE 30,
                           -----------------
                            1994       1993
                            ----       ----
Interest accrued and
paid currently .........   $14,081    16,581

Amortization of
deferred financing costs       377       338
                           -------    ------
        TOTAL              $14,458    16,919
                           =======    ======


   The decrease in current interest from 1993 to 1994 is due to the expiration of interest rate swaps in June, 1993 and lower interest rates.

   OTHER EXPENSE. Other expense included $1.6 million in noncash expense for the accrual of stock appreciation rights and $.6 million for the write-off of the remaining book balance of the retired WEAR-TV facility noted above.

   NET INCOME (LOSS).  Primarily as a result of an additional
$7 million of operating income and $2.5 million lower interest expense reduced by the loss on sale of assets, higher taxes and noncash expenses, the Company improved its operating results from a $2.9 million loss in 1993 to $2.2 million of net income in 1994.


CAPITALIZATION AND LIQUIDITY

   At June 30, 1994, the Company, through its Heritage Media Services,
Inc. subsidiary ("HMSI"), had a $155 million bank credit facility
(the "Credit Agreement"). HMSI is the Company's subsidiary which owns ACTMEDIA and the Company's broadcasting properties. The credit facility was comprised of an $80 million term loan which begins to amortize on December 31, 1994, and a $75 million reducing revolving credit facility which begins to decrease on December 31, 1994.
Effective February 9, 1994 the revolving credit facility was increased from $50 million to $75 million. At June 30, 1994, $80 million of the term loan facility and $32.5 million of the revolving credit facility were outstanding. At June 30, 1994, $42.5 million of additional borrowings were available under the Credit Agreement. The Credit Agreement includes a number of financial and other covenants, including the maintenance of certain operating and financial ratios and limitations on or prohibitions of dividends, indebtedness, liens, capital expenditures, asset sales and certain other items. Loans under the Credit Agreement are guaranteed by the Company and HMSI's domestic subsidiaries and are secured by a pledge of the capital stock of HMSI and its domestic subsidiaries.

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

   In mid-1989, the Company issued approximately $7.55 million in equity settlement rights (the "Rights") (7.55 million Rights) in connection with the financing of the ACTMEDIA acquisition. At the time of issuance, these Rights entitled the holders to approximately 18% of the fair market value of the business, properties and assets of ACTMEDIA as a going concern ("Net Equity") as determined in 1994 or 1996 in accordance with put/call features of the Rights purchase agreement. Depending on the circumstances under which the Rights are retired, the Company can pay this value in common stock or cash or subordinated notes convertible into common stock. To the extent such amount is paid in common stock, the valuation is required to be increased by 4%. During the past four years the Company acquired 1.6 million of the Rights at an average price of approximately $2.72 per Right in privately negotiated transactions, thereby reducing the outstanding Rights to 5.9 million or 14.1% of the Net Equity.

   The Rights mature seven years from the date of issuance (March 19, 1996), but they may be redeemed at the option of the holder ("put options") or the Company ("call options") at certain specified times during the period that they are outstanding. On or after April 19, 1994
(but prior to May 19, 1994), the Company was required to select an independent appraiser to determine the fair market value of the Net Equity of ACTMEDIA. The Company received proposals from eight independent appraiser firms. The Company recommended and a special committee of the Board of Directors approved Bear Stearns & Co. as the appraiser.
The Company formally engaged Bear Stearns & Co. on May 4, 1994 and the appraisal was provided on June 27. On June 28, Heritage announced that the Rights had been independently appraised at $6.55 per Right. This appraisal placed a total value on the 5.9 million currently outstanding Rights of $38.8 million.

   For a period of 30 days commencing June 29, 1994, the holders had the right to exercise a put option at such valuation. Also during that period, the Company had the right to exercise a call option at such valuation.
The put options may be paid in cash or, at the option of the Company, in Class A or Class C common stock, a combination of cash and common stock or, in certain circumstances, in subordinated notes convertible into common stock. The call options are to be paid in cash unless such payment would create an "adverse contractual effect" (defined generally as default under, or conflict with, agreements relating to the Company's indebtedness) for the Company, in which event, the Company may utilize the same payment process as described for the put option. The Company announced, on July 28, 1994, that it had exercised its call option to retire 100% of the outstanding
Rights for a cash price of $6.55 per Right or an aggregate purchase price of $38.8 million. The Company will utilize cash flow from operations and borrowings under the Credit Agreement to fund the purchase price. The Company expects that the transaction will be completed on August 26, 1994.

   Based upon the foregoing debt and settlement right obligations, the Company is currently highly leveraged, and it is expected to continue to have a high level of debt for the foreseeable future.
As of June 30, 1994, the Company had indebtedness (long-term debt, including current installments and notes payable) of approximately $323.7 million and stockholders' equity of approximately $68.5 million, and accordingly, a consolidated debt-to-equity ratio of 4.7 to 1. As a result of its leverage and in order to repay existing indebtedness, the Company will be required to generate substantial operating cash flow, refinance its indebtedness, make asset sales or effect some combination of the foregoing. The ability of the Company to meet these requirements will depend on, among other things, prevailing economic conditions and financial, business and other factors, some of which are beyond the control of the Company. Further, being primarily a holding company of operating companies through HMSI, the Company's ability to repay its indebtedness incurred at the parent company level will be limited by restrictions on the ability of HMSI under the Credit Agreement and the Senior Notes to declare and pay dividends to the Company. Under the Credit Agreement, at June 30, 1994, the total amount of dividends that could be paid by HMSI to the Company was $55.7 million.
Under the Senior Note Indenture, at June 30, 1994, the total amount of dividends that could be paid by HMSI to the Company was $57.3 million.
Such dividends are not permitted if, as a result of such payments, a default would occur under either the Credit Agreement or the Senior Note Indenture. As a result of the foregoing restrictions, consolidated net assets of HMSI totaling $104.3 million at June 30, 1994 were not available to the Company to pay dividends or repay debt.

   On February 1, 1994, the holders of all of the Company's Series B and Series C Convertible Preferred Stock converted their 161,945 preferred shares into 429,609 Class A common shares and 693,560 Class C common shares at the rate of 6.94 common shares for each preferred share thereby increasing the Company's common shares outstanding to approximately
17.5 million and eliminating the Company's annual preferred dividend obligation of $1.8 million.

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

   Cash flows provided by operating activities decreased to $12.3 million in 1994 from $13.5 million in 1993. The $10 million improvement in net income (adjusted for noncash items) was more than offset by a $1.4 million reduction in deferred revenue and a $9.6 million variance in working capital items due primarily to the timing of in-store demonstration programs.

   In 1994 the $4 million beginning cash balance, $12.3 million of cash provided by operations, and $2 million of net bank borrowings were primarily utilized for the cash portion of the acquisitions ($7.7 million), capital expenditures ($5.9 million) and in-store marketing rights payments ($.8 million). In 1993, cash flows from operating activities and net borrowings were utilized for capital expenditures, to purchase settlement rights, and to reduce other long-term liabilities.

   Capital expenditures decreased from $6.3 million in 1993 to $5.9 million in 1994. This decrease was due primarily to the higher purchase requirements of additional Instant Coupon Machines in 1993 versus 1994.

   As a part of ACTRADIO's commitment to new marketing alliances, the Company made payments totaling $.8 million in the six months ended
June 30, 1994 and is expecting to make payments totaling approximately
$3 million in 1994 representing the Company's share of the cost of the network upgrade. These payments are for exclusive marketing rights which are amortized over the term of the retail chain agreements (five years). These requirements will be provided by funds generated from operations.

                                SIGNATURE


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                HERITAGE MEDIA CORPORATION



Dated:  August 11, 1994         by      /s/   David N. Walthall
        ---------------            -------------------------------
                                          David N. Walthall
                                            President and
                                       Chief Executive Officer




Dated:  August 11, 1994         by        /s/   James P. Lehr
        ---------------            -------------------------------
                                            James P. Lehr
                                    Vice President and Controller
                                     Principal Accounting Officer