Form 10-Q
period 1994-09-30
HERITAGE MEDIA CORP
filed 1994-11-14
CIK 821020

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

____________________

FORM 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EX CHANGE ACT FOR THE QUARTER ENDED SEPTEMBER 30, 1994.

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
Yes [X]  No [  ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                     Outstanding at November 4, 1994
Class A, $.01 Par Value           16,961,887
Class C, $.01 Par Value              550,375



PART I.  SUMMARIZED FINANCIAL INFORMATION

Item 1.  Financial Statements


HERITAGE MEDIA CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in thousands)
       (unaudited)

                                     September 30,   December 31,
      Assets                             1994           1993
      ------                        ---------      ---------
 Current Assets:
  Cash and cash equivalents                  $5,335          4,416
  Trade receivables, net                     41,038         47,911
  Prepaid expenses and other                  4,480          3,331
  Inventory                                   4,775          4,435
  Broadcast Program Rights                    2,003          1,465
  Deferred income taxes                       3,847          3,304

                                             ------          ------

       Total Current Assets                  61,478         64,862
                                             ------         ------

Assets held for sale (note 5)                 4,000           -

Property and equipment:
  In-store marketing equipment               45,237         39,228
  Broadcasting equipment                     34,590         37,134
  Buildings and improvements                  7,884          9,206
  Other equipment                             8,213          7,600
  Land                                        2,460          2,490
                                             ------        ------
                                             98,384         95,658
Less accumulated depreciation                44,857         38,236
                                           ---------      ---------
Net property and equipment                   53,527         57,422
                                           ---------      ---------

Goodwill and other intangibles, net         365,969        363,667
Noncurrent broadcast program rights           1,746          1,859
Deferred finance costs, net                   3,507          3,849
Other assets                                  2,240          1,190
                                           ---------      ---------
                                        $   492,467        492,849
                                           =========      =========


See accompanying notes to consolidated financial statements.






HERITAGE MEDIA CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets
(Dollars in thousands)
       (unaudited)
       September 30,
Liabilities and Stockholders' Equity                 1994           1993
- - - ------------------------------------               ---------      ---------
Current liabilities:
   Current installments of long-term debt
   (notes 2 and 4)                              $     8,124          2,076
Accounts payable                                     11,584         14,299
Accrued expenses                                     35,269         32,592
Broadcast program rights payable                      1,884          2,188
Deferred advertising revenues                        14,812         17,338
                                                   ---------      ---------
  Total current liabilities                          71,673         68,493
                                                   ---------      ---------
Long-term debt (notes 2 and 4)                      339,884        332,427
Broadcast program rights payable                      1,588          1,460
Other long-term liabilities                             586            523
Deferred income taxes                                 3,847          3,304

Stockholders' equity (note 3):
  Preferred stock, no par value,
  authorized 60,000,000
  shares; Issued 161,945 in 1993.                        -          16,195
 Common stock, $.01 par value:
 Class A - 40,000,000 shares authorized. Issued,
 16,963,969 shares in 1994 and 12,236,856
 shares in 1993                                         170            123
 Class C - 10,000,000 shares authorized.
 Issued, 550,375 shares in 1994 and 4,136,168
 shares in 1993.                                          5             41
 Additional paid-in capital                         218,788        202,743
 Accumulated deficit                               -142,045       -130,862
 Accumulated foreign currency translation
 adjustments                                         -1,575         -1,144
 Class A common  stock in treasury, at cost
 (32,828 shares in 1994 and 1993)                      -454           -454
                                                   ---------      ---------
 Total stockholders' equity                          74,889         86,642
 Commitments and contingencies (notes 5 and 6)
                                                   ---------      ---------
                                                $   492,467        492,849
                                                   =========      =========

See accompanying notes to consolidated financial statements.













HERITAGE MEDIA CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(Dollars in thousands, except share information)
        (unaudited)
                                Three Months                   Nine Months
                            ended September 30,            ended September 30,
                     --------------------------     --------------------------
                            1994           1993            1994           1993
Net revenues:          ---------      ---------       ---------      ---------
In-store marketing   $    53,371         46,801         149,652        140,679
Television                11,163         10,100          32,416         29,550
Radio                     10,954          8,985          28,758         23,101
                        ---------      ---------       ---------      ---------
                          75,488         65,886         210,826        193,330
Costs and expenses:     ---------      ---------       ---------      ---------
Cost of services:
 In-store marketing       28,342         29,506          84,603         89,462
 Television                2,683          2,538           7,663          7,446
 Radio                     3,272          2,534           7,801          5,974
Selling, general
and administrative        18,630         16,431          52,124         47,671
Depreciation               3,222          4,062          10,859         11,205
Amortization of goodwill
and other assets           3,036          2,878           9,344          8,495
Writedown of television
program rights                -           1,678              -           1,678
                         ---------      ---------       ---------      ---------
                          59,185         59,627         172,394        171,931
                         ---------      ---------       ---------      ---------
Operating income          16,303          6,259          38,432         21,399
                         ---------      ---------       ---------      ---------
Other expense:
 Interest, net            -7,738         -7,391         -22,196        -24,310
 Loss on sale of asset        -              -           -1,600             -
 Other, net               -1,552           -180          -3,784           -285
                         ---------      ---------       ---------      ---------
                          -9,290         -7,571         -27,580        -24,595
                         ---------      ---------       ---------      ---------
Income (loss) before
income taxes
and extraordinary item     7,013         -1,312          10,852         -3,196
 Income taxes               -700           -606          -2,384         -1,581
                         ---------      ---------       ---------      ---------
Income (loss) before
extraordinary item         6,313         -1,918           8,468         -4,777
Extraordinary item -
gain on early extinguishment
of debt                       -             435              -             435
                          ---------      ---------       ---------      ---------
Net income (loss)     $     6,313         -1,483           8,468         -4,342
                         =========      =========       =========      =========
Net income (loss)
applicable to
common stock          $     6,313         -3,128         -11,183         -8,019
                         =========      =========       =========      =========

Weighted average shares
outstanding                17,472         16,319          17,339         16,308
                       ===========    ===========     ===========    ===========
Net income (loss) per
common share:
Before extraordinary
item                  $      0.36          -0.22           -0.64          -0.52
                        =========      =========       =========      =========
Net income (loss)     $      0.36          -0.19           -0.64          -0.49
                        =========      =========       =========      =========

See accompanying notes to consolidated financial statements











































































HERITAGE MEDIA CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Nine Months Ended September 30, 1994 and 1993
      (Dollars in thousands)
   (unaudited)                                 1994           1993
                                               ---------      ---------
Cash flows from operating activities:
 Net income (loss)                       $     8,468         -4,342
 Adjustments to reconcile net loss to net cash
 provided by operating activities:
 Noncash interest and amortization of
   deferred finance costs                        574            517
      Depreciation                            10,859         11,205
      Amortization:
      Broadcast program rights                 1,532          1,610
  Goodwill and other assets                    9,344          8,495
       Write-off of fixed assets                 570            115
       Loss on assets held for sale            1,600             -
       Writedown of television program rights    -            1,678
       Gain on debt retirement                    -            -435
       (Decrease)/increase in deferred
        revenue                               -2,594          7,534
       Other                                   2,563          1,130
       Changes in certain assets and liabilities
       net of effects of acquisitions:
     Accounts receivable                       7,017          7,944
     Other assets                             -1,589           -985
     Accounts payable and accrued expenses    -3,622          3,870
                                            ---------      ---------
        Net cash provided by operating
        activities                            34,722         38,336
                                            ---------      ---------
Cash flows from investing activities:
 Acquisitions net of cash acquired            -7,767         -4,944
 Capital expenditures                         -8,804        -10,578
 Purchase of in-store marketing rights        -1,048             -
                                            ---------      ---------
   Net cash used by investing activities     -17,619        -15,522
                                            ---------      ---------
Cash flows from financing activities:
Long-term borrowings                          94,607         62,066
 Retirements:  Long-term debt                -69,318        -74,032
   Broadcast program rights payable           -2,126         -2,315
   Other long-term liabilities                    -          -1,006
   Issuance of common stock                      137            128
   Dividends on preferred stock                 -445         -1,336
   Purchase and related costs of settlement
   rights                                    -38,541         -2,848
   Payment of offering costs                    -276            -
   Payment of deferred finance costs            -222            -25
                                           ---------      ---------
       Net cash used by financing
       activities                            -16,184        -19,368
                                            ---------      ---------
 Net change during period                        919          3,446
 Cash and cash equivalents at beginning of
  period                                       4,416          1,218
                                            ---------      ---------
 Cash and cash equivalents at end of
  period                                 $     5,335          4,664
                                            =========      =========
 Cash paid for interest                  $    15,988         19,642
                                            =========      =========
 Cash paid for taxes                     $     3,382          2,830
                                            =========      =========
 See accompanying notes to consolidated financial statements.


HERITAGE MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


September 30, 1994


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

Note 2.         Long-term Debt.

Long-term debt at September 30, 1994 and December 31, 1993 is summarized as follows:

         (Dollars in thousands)

                                           September 30,1994  December 31,1993
HMSI senior notes                          $    150,000      150,000
HMSI credit agreement                           136,500      110,500
HMC senior subordinated notes                    50,000       50,000
Settlement rights                                   476       19,514
Other                                            11,032        4,489
                                                 ------       ------
                                                348,008      334,503
Less current installments                         8,124        2,076
                                                --------      -------
                                           $    339,884      332,427
                                               ========     ========

Long-term debt increased by $13.5 million during the nine month period ended September 30, 1994. The increase was primarily due to $38.3 million of credit agreement borrowings used to retire the settlement rights in the third quarter, (see note 4) less approximately $12 million of net cash flows from operations that were utilized for payments against the credit agreement balance. Also $6.8 million of incremental other debt is associated with the first quarter acquisitions of the St. Louis radio station and the in-store marketing companies located in Australia and New Zealand. An additional $6 million of the term loan facility was reclassified to current installments at September 30, 1994 per the HMSI credit agreement.




Notes to Consolidated Financial Statements



Note 3.         Stockholders' Equity.

The Board of Directors of Heritage adopted a plan which provides for a distribution of one Preferred Share Purchase Right for each outstanding share of the Company's Class A and Class C Common Stock. The purchase rights were distributed August 29, 1994 to shareholders of record as of that date pursuant to the rights agreement dated as of August 15, 1994 between the Company and The Bank of New York, as rights agent.

Each purchase right entitles a shareholder to buy one one-hundredth of a share of a new series of preferred stock at an exercise price of $70. The purchase rights will be exercisable only if a person or group (other than the Company and certain related entities) acquires 15% or more of the Company's common stock or announces a tender offer, the consummation of which would result in ownership by such person or group of 15% or more of the common stock.

Note 4.         Settlement Rights.

The Company formally engaged Bear Stearns & Co. on May 4, 1994 to conduct an independent appraisal of Actmedia, Inc. pursuant to the Settlement Rights Agreement. On June 27, 1994, the Settlement Rights (the "Rights") were independently appraised at $6.55 per Right. This appraisal placed a total value on the 5.9 million then outstanding Rights at $38.8 million. The Company increased its Rights balance by $16.5 million to reflect the balance of $38.8 million as of June 30, 1994 and increased accumulated deficit by a corresponding amount plus expenses incurred of approximately $.3 million

On July 28, 1994, the Company exercised its call option to retire 100% of the outstanding Rights for cash. As of September 30, 1994, the Company had retired $38.3 million of the Rights leaving an outstanding balance of $.5 million. The remaining Rights were retired in October 1994.

Note 5.         Sale of Television Station.

On July 1, 1994 the Company announced the sale of the assets of KDLT-TV, its smallest television station, located in Sioux Falls, South Dakota to Red River Broadcasting Corp. The loss attributable to the sale approximated $1.6 million and was recorded in the second quarter of 1994. The sale was completed on October 21, 1994 and the Company received cash proceeds of approximately $4 million.

Note 6.         Canadian In-Store Acquisition.

On August 23, 1994, Actmedia Canada, Inc. (a wholly-owned subsidiary) signed an agreement to acquire the stock of Strategium Media, Inc.
(a privately owned company based in Toronto, Canada) for $14.1 million plus the retirement of debt ($4.2 million). Infonet Media, Ltd.
(its primary subsidiary, "Infonet") is a leading supplier of shelf-based advertising and promotion services to Canada's food and drug store industry. The transaction closed October 26, 1994. The purchase was financed by bank credit agreements with The Bank of Montreal and National Westminster Bank.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.



Results of Operations:  Third Quarter 1994 compared to 1993

Consolidated net revenues of $75.5 million represented a 15% increase over the 1993 revenues of $65.9 million. Cost of services of $34.3 million in 1994 were level to 1993 due primarily to favorable in-store revenue mix with lower costs and expense reductions. Operating income of $16.3 million in 1994 exceeded the comparable 1993 period by 160%. Net income of $6.3 million improved significantly versus a $1.5 million loss in 1993. The improvement in the Company's operating results for the 1994 period primarily reflects revenue growth from the Instant Coupon Machine ("ICM"), favorable revenue mix, and lower ACTRADIO operating expenses by the In-store Marketing Group and increased local and national advertising revenues by the Television and Radio Groups. The income per share of $.36 increased in 1994 versus a $.19 per share loss in 1993 due to the improved results from operations and the $.10 per share impact of settlement rights accretion and dividends in 1993. Income per share (excluding settlement rights charges, dividends, and nonrecurring items) of $.36 per share improved from a $.01 per share loss in 1993. All comparisons, unless otherwise noted, are for the three-month period ended September 30, 1994 as compared to the comparable 1993 period.

In-store Marketing. The In-store Marketing Group contributed $53.4 million of revenues in 1994, an increase of 14%, compared to $46.8 million in 1993. The growth of ICM revenues and increased advertising and International revenues were reduced by the decline in promotion revenues. The ICM generated $20.6 million of revenues in 1994, an increase of 46% compared to 1993. International revenues of $5.3 million grew by 19% versus 1993 and advertising revenues increased by 19% to $13.1 million. ActNow had one program approximating $2.6 million in 1994 compared to a program totaling $1.9 million in the 1993 period. Total Impact revenues decreased by 27% to $10.1 million in 1994 primarily due to customer requested rescheduling, competitive pricing pressures, and the absence of programs that were run in 1993.

Net revenues of the ACTRADIO product increased to $1.7 million in 1994 from $1.5 million in 1993. As a result of the Company's actions taken in the fourth quarter of 1993 (see Annual Report on Form 10-K for fiscal year ended December 31, 1993), on-going operating costs in 1994 were reduced by approximately $1 million and depreciation was decreased by $.6 million for the 1994 period versus 1993. These actions have reduced the on-going operating costs and long-term capital requirements and increased the size and quality of the in-store audio network.

In-store Marketing operating income of $10.8 million increased by 178%, from $3.9 million in the 1993 period, due primarily to increased revenues, favorable revenue mix with higher margins, reduced field expenses and reduced ACTRADIO losses. The operating margin was 20% in 1994 compared to 8% in 1993.

Television. The Television Group generated $11.2 million of revenues in 1994, an 11% increase compared to $10.1 million in 1993.
The Television Bureau of Advertising Time Sales Survey reported that industry-wide gross local revenues increased by 12% and national revenues were up 17% compared to 1993 aided by significant political revenues. The Television Group's local revenues increased 8% and national revenues improved 11% compared to the 1993 period including political revenues of $.5 million versus minimal political revenues in 1993. All of the Television Group's stations, excluding the station held for sale, generated improved revenues and operating income in 1994 compared to the 1993 period.

Operating income of $3.7 million increased by 197% compared to 1993 primarily as a result of the higher revenues while operating expenses were held to a 6% increase. The 1993 period included a nonrecurring $1.7 million writedown of program rights. The operating margin improved from 29% in 1993 to 33% in 1994 (excluding the nonrecurring item).

Radio. The Radio Advertising Bureau reported that combined national and local spot revenues improved 11% in the third quarter of 1994 over the same period in 1993 for the radio industry. Net revenues of the Radio Group increased by 22% from $9 million in 1993 to $11 million in 1994. The radio stations acquired in 1993 and 1994 contributed $1.1 million of the increase. Revenues for the stations owned for all of both periods increased 11% primarily as a result of stronger industry revenues noted above and improved station ratings.

Operating income grew from $2.0 million in 1993 to $2.7 million in 1994 primarily as a result of the improved revenues by the stations owned for all of both periods as the acquired stations combined for an operating loss of $.1 million. The operating margin improved from 24% in 1993 to 30% in 1994 for the stations owned for all of both periods.

Corporate Expenses. Corporate expenses of $1 million in 1994 were $.1 million unfavorable to 1993 due to increased shareholder related expenses.

Depreciation and Amortization. Depreciation and amortization of $6.3 million in 1994 decreased by 10% compared to $6.9 million in 1993. The majority of the decrease was due to lower depreciation associated with ACTRADIO, lower levels of capital expenditures, and assets that have been fully depreciated.

Interest Expense.  Interest expense consists of the following:

         (in thousands)

                                                 Three months
                                               Ended September 30,
                                                  1994           1993
Interest accrued and paid currently...........$ 7,541          7,212
Deferred interest............................     197            179
                                                -----          -----
TOTAL.........................................$ 7,738          7,391
                                               =======         ======

The increase in current interest from 1993 to 1994 is primarily due to the higher debt levels. Other Expense. Other expense included $1.5 million of noncash expense for accrued stock appreciation rights.
Net Income (Loss). Primarily as a result of an additional $10 million of operating income reduced by the higher taxes and noncash expenses, the Company improved its operating results from a $1.5 million loss in 1993 to $6.3 million of net income in 1994.




Results of Operations:  Nine Months 1994 compared to 1993

Consolidated net revenues of $210.8 million represented a 9% increase over the 1993 revenues of $193.3 million. Cost of services of $100.1 million decreased 3% in 1994 compared to 1993 due primarily to favorable in-store revenue mix and cost reductions. Operating income of $38.4 million in 1994 exceeded the comparable 1993 period by 80%. Net income of $8.5 million in 1994 improved compared to a $4.3 million loss in 1993. The improvement in the Company's operating results for the 1994 period primarily reflects revenue growth from the Instant Coupon Machine, favorable revenue mix, and lower ACTRADIO operating expenses by the In-store Marketing Group and increased local and national advertising revenues by the Television and Radio Groups. The loss per share of $.64 in 1994 increased compared to the $.49 in 1993 due principally to the $.95 per share impact of the second quarter Settlement Rights adjustment and $.09 per share effect of the loss on the television station sale. Income per share (excluding settlement rights charges, dividends, and nonrecurring items) of $.58 improved from a $.19 loss in 1993. All comparisons, unless otherwise noted, are for the nine month period ended September 30, 1994 as compared to the comparable 1993 period.

In-store Marketing. The In-store Marketing Group contributed $150 million of revenues in 1994, an increase of 6%, compared to $140.7 million in 1993. The growth of ICM revenues was the major contributor to the improved results. The ICM generated $55.8 million of revenues in 1994, an increase of 42% compared to 1993. Also, International revenues grew by 17% to $14 million in 1994 primarily due to improvement from the Canadian business and the inclusion of $1.5 million revenues from the Australia/New Zealand acquisitions. Advertising revenues in 1994 were level with 1993. Total Impact revenues declined by 17% to $28.9 million in 1994 due to competitive pricing pressures, customer requested rescheduling of programs, and two major customers that did not run programs in 1994. ActNow had four smaller programs totaling approximately $11 million in 1994 versus the comparable four programs totaling $14.3 million in the 1993 period.

Net revenues of the ACTRADIO product of $3.7 million in 1994 were level with 1993. As a result of the Company's actions noted above, the on-going operating costs in 1994 were reduced by approximately $2 million and depreciation was decreased by $1.8 million.

In-store Marketing operating income of $23.8 million increased by 97%, from $12.1 million in the 1993 period, due primarily to the increased 1994 revenues, favorable revenue mix with higher margins, reduced field expenses, and reduced ACTRADIO losses. The operating margin was 16% in 1994 compared to 9% in 1993.

The In-store Marketing Group contributed 71% of the Company's revenues and 62% of operating income in the 1994 period, and it is expected that this group will contribute a higher percentage of the Company's revenues and operating income for fiscal 1994.

Television. The Television Group generated $32.4 million of revenues in 1994, a 10% increase compared to $29.6 million in 1993. The
Television Bureau of Advertising Time Sales Survey reported that industry-wide gross local revenues increased by 11% and national revenues were up 14% compared to 1993 aided by the Winter Olympics in the first quarter and political revenues. The Television Group's local revenues increased 7% and national revenues improved 14% compared to the 1993 period. The Television Group did not benefit from the Olympics as the group has no CBS affiliates, but did receive $1.1 million political revenues which were minimal in 1993. All of the stations' operating results reflected improved revenues and operating income in 1994 versus the 1993 period. The Pensacola station, which generated 41% of the group's revenue improvement, benefited from local revenue growth of 17% primarily on the strength of automobile industry sales and $.7 million of political revenues.

Operating income of $10.8 million increased by 52% compared to 1993 primarily as a result of the higher revenues as expenses were held to a 5% increase and the 1993 period included the $1.7 million nonrecurring item. The operating margin improved from 30% in 1993 to 33% in 1994 (excluding the nonrecurring item).

Radio. The Radio Advertising Bureau reported that combined national and local spot revenues improved 12% in the nine months of 1994 over the same period in 1993 for the radio industry. Net revenues of the Radio Group increased by 24% from $23.1 million in 1993 to $28.8 million in 1994.
The radio stations acquired in 1993 and 1994 contributed $2.8 million of the increase. Revenues for the stations owned for all of both periods increased 13% primarily as a result of stronger industry revenues noted above and improved station ratings.

Operating income grew from $4.7 million in 1993 to $6.4 million in 1994 primarily as a result of the improved revenues by the stations owned for all of both periods as the acquired stations had a $.5 million loss.
The operating margin improved from 21% in 1993 to 27% in 1994 for the stations owned for all of both periods.

Corporate Expenses. Corporate expenses of $2.5 million in 1994 increased by 4% versus 1993.

Depreciation and Amortization. Depreciation and amortization of $20.2 million in 1994 increased by 3% compared to $19.7 million in 1993.
The increase was due to additional amortization associated with radio station acquisitions and ACTRADIO marketing rights.

Interest Expense.  Interest expense consists of the following:

       (in thousands)


                                              Nine months
                                          Ended September 30,
                                           1994           1993
Interest accrued and paid currently...$   21,622        23,793
Deferred interest..................          574           517
                                          ------        ------
TOTAL.................................$   22,196        24,310
                                          ======        =======


The decrease in current interest from 1993 to 1994 is due primarily to the expiration of interest rate swaps in June, 1993.

Other Expense. Other expense included $3.1 million in noncash expense for the accrual of stock appreciation rights and $.6 million for the write-off of the remaining book balance of the retired WEAR-TV facility. Net Income (Loss). Primarily as a result of an additional $17 million of operating income and $2 million lower interest expense reduced by the loss on sale of assets, higher taxes and noncash expenses, the Company improved its operating results from a $4.3 million loss in 1993 to $8.5 million of net income in 1994.



Capitalization and Liquidity

At September 30, 1994, the Company, through its Heritage Media Services, Inc. subsidiary ("HMSI"), had a $155 million bank credit facility (the "Credit Agreement"). HMSI is the Company's subsidiary which owns ACTMEDIA and the Company's broadcasting properties. The Credit Agreement was comprised of an $80 million term loan which begins to amortize on December 31, 1994, and a $75 million reducing revolving credit facility which begins to decrease on December 31, 1994. Effective February 9, 1994 the revolving credit facility was increased from $50 million to $75 million. At
September 30, 1994, $80 million of the term loan facility and $56.5 million of the revolving credit facility were outstanding. At
September 30, 1994, $18.5 million of additional borrowings were available under the Credit Agreement. The Credit Agreement includes a number of financial and other covenants, including the maintenance of certain operating and financial ratios and limitations on or prohibitions of dividends, indebtedness, liens, capital expenditures, asset sales and certain other items. Loans under the Credit Agreement are guaranteed by the Company and HMSI's domestic subsidiaries and are secured by a pledge of the capital stock of HMSI and its domestic subsidiaries.

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

Based upon the foregoing debt, the Company is currently highly leveraged, and it is expected to continue to have a high level of debt for the foreseeable future. As of September 30, 1994, the Company had indebtedness (long-term debt, including current installments and notes payable) of approximately $348 million and stockholders' equity of approximately $75 million, and accordingly, a consolidated debt-to-equity ratio of 4.6 to 1. As a result of its leverage and in order to repay existing indebtedness, the Company will be required to generate substantial operating cash flow, refinance its indebtedness, make asset sales or effect some combination of the foregoing. The ability of the Company to meet these requirements will depend on, among other things, prevailing economic conditions and financial, business and other factors, some of which are beyond the control of the Company. Further, being primarily a holding company of operating companies through HMSI, the Company's ability to repay its indebtedness incurred at the parent company level will be limited by restrictions on the ability of HMSI under the Credit Agreement and the Senior Notes to declare and pay dividends to the Company. Under the Credit Agreement, at September 30, 1994, the total amount of dividends that could be paid by HMSI to the Company was $14.7 million. Under the Senior Note Indenture, at September 30, 1994, the total amount of dividends that could be paid by HMSI to the Company was $32.6 million. Such dividends are not permitted if, as a result of such payments, a default would occur under either the Credit Agreement or the Senior Note Indenture.
As a result of the foregoing restrictions, consolidated net assets of HMSI totaling $114.7 million at September 30, 1994 were not available to the Company to pay dividends or repay debt.

On February 1, 1994, the holders of all of the Company's Series B and Series C Convertible Preferred Stock converted their 161,945 preferred shares into 429,609 Class A common shares and 693,560 Class C common shares at the rate of 6.94 common shares for each preferred share thereby increasing the Company's common shares outstanding to approximately 17.5 million and eliminating the Company's annual preferred dividend obligation of $1.8 million. On April 15, 1994, the Company completed a secondary public offering of 3.7 million Class A common shares at $17 per share in simultaneous United States and international offerings for the two holders of 3.7 million Class C common shares. On August 17, 1994, the holder of 512,987 Class C common shares converted the shares to an equal number of Class A common shares.

The Company has focused its growth strategy on acquiring in-store companies (both domestically and internationally), radio stations and creating radio duopolies in top forty markets, televisions stations in larger markets, and other communications-related properties it believes have the potential for long-term appreciation and aggressively managing the operations of these properties to improve their operating results. The Company has historically used cash flows from financing activities to fund its acquisitions and investments while the operations are expected to generate cash flow sufficient to fund their on-going expenditure requirements.

Cash flows provided by operating activities decreased to $34.7 million in 1994 from $38.3 million in 1993. The $14 million improvement in net income (adjusted for noncash items) was more than offset by a $10 million reduction in deferred revenue and a $9 million unfavorable variance in working capital items due primarily to the timing of in-store demonstration programs.

In 1994, the $35 million of cash provided by operations, and $25 million of net bank borrowings were primarily utilized for the retirement of settlement rights ($38.5 million), the cash portion of the acquisitions ($7.8 million), capital expenditures ($8.8 million) and in-store marketing rights payments ($1 million). In 1993, cash flows from operating activities were utilized for acquisitions, capital expenditures, to retire settlement rights, and to reduce other long-term liabilities.

Capital expenditures decreased from $10.6 million in 1993 to $8.8 million in 1994. This decrease was due primarily to the higher purchase requirements of additional Instant Coupon Machines in 1993 versus 1994.

As a part of ACTRADIO's commitment to new marketing alliances, the Company made payments totaling $1 million in the nine months ended September 30, 1994 and is expecting to make payments totaling approximately $2.5 million in 1994 representing the Company's share of the cost of the network upgrade. These payments are for exclusive marketing rights which are amortized over the term of the retail chain agreements (five years). These requirements will be provided by funds generated from operations.


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