Form 10-K405
period 1994-12-31
HERITAGE MEDIA CORP
filed 1995-03-17
CIK 821020

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

/X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994;

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                     CLASS A COMMON STOCK, $.01 PAR VALUE.
                        PREFERRED STOCK PURCHASE RIGHTS.

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

    The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 6, 1995 is $406,984,875.

    The number of shares outstanding of each of the issuer's classes of common stock, as of March 6, 1995:

           CLASS              SHARES OUTSTANDING
- ----------------------------  ------------------
Class A, $.01 Par Value.....        17,641,658

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

    List hereunder the following documents incorporated by reference:

                  DOCUMENT                         PART OF FORM 10-K
- ---------------------------------------------  -------------------------
Definitive Proxy Statement for the Annual
Meeting of Stockholders to be held May 25,
1995 (the "Proxy Statement").                                III

                           HERITAGE MEDIA CORPORATION
                          1994 FORM 10-K ANNUAL REPORT
                               TABLE OF CONTENTS

                                     PART I

                                                                                                              PAGE
                                                                                                              -----
Item 1.     Business.....................................................................................           1
Item 2.     Properties...................................................................................          13
Item 3.     Legal Proceedings............................................................................          14
Item 4.     Submission of Matters to a Vote of Security Holders..........................................          14

                                                       PART II
Item 5.     Market for the Registrant's Common Equity and Related Stockholder Matters....................          14
Item 6.     Selected Financial Data......................................................................          15
Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations........          16
Item 8.     Financial Statements and Supplementary Data..................................................          21
Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.........          21

                                                       PART III
Item 10.    Directors and Executive Officers of the Registrant...........................................          22
Item 11.    Executive Compensation.......................................................................          22
Item 12.    Security Ownership of Certain Benefical Owners and Management................................          22
Item 13.    Certain Relationships and Related Transactions...............................................          22

                                                       PART IV
Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K..............................          22

                                     PART I

ITEM 1.  BUSINESS.
1.(A)  GENERAL

    Heritage Media Corporation (the "Company", "Heritage", or "HMC"), through its ACTMEDIA, Inc. ("ACTMEDIA") subsidiary, is the world's largest provider of in-store marketing products and services, primarily to consumer packaged goods manufacturers with products in supermarkets and drug stores. Heritage also operates five network-affiliated television stations and fifteen radio stations in seven major markets.

    ACTMEDIA offers advertisers a broad assortment of in-store advertising, promotional and merchandising products which can be purchased separately or integrated to produce a cohesive in-store marketing program for a given product. ACTMEDIA's in-store marketing business is part of the alternative media industry, which has grown rapidly at a time when advertising expenditure growth rates on traditional marketing have slowed. ACTMEDIA's revenues have grown from $116 million in 1989 to $230 million in 1994, a compounded annual growth rate of 15%. Including the recently acquired Powerforce Services, ACTMEDIA is the only in-store marketing participant with a full-time field management staff supervising its own national field service organization (up to approximately 23,000 available part-time employees). ACTMEDIA delivers its products and services in over 24,000 supermarkets and 12,000 drug stores.

    Television is still the most effective mass media. Heritage's Television Group contributes substantial cash flow from operations with a local sales and news emphasis that yields industry leading operating margins. Heritage's fastest growing operating group is Radio. The Radio Group has been very successful in acquiring under-performing stations and improving their operations. The group also acquired stations to form duopolies in three of its markets and has two other recent duoploly acquisitions pending.

1.(B)  BUSINESS SEGMENT INFORMATION

    The business segment information required by this item is set forth in Note 12 of Notes to Consolidated Financial Statements of Heritage, included herein.

1.(C)  DESCRIPTION OF THE BUSINESS

                               IN-STORE MARKETING

    Alternative media augments mass media advertising by reinforcing advertising and promotional messages to consumers where they congregate and, in the case of in-store marketing, where purchase decisions are made. The advent of the alternative media industry was prompted by the realization that traditional mass media vehicles (television, radio and print advertisements) were becoming less effective due to changes in the profile of a typical shopper and his or her shopping patterns and to the proliferation of types of media used to communicate to the shopping public. Changing shopping patterns have led to shorter supermarket visits, usually without shopping lists, and declining brand loyalty. Industry sources estimate that a significant percentage (ranging from 40% to 66%) of brand purchase decisions are made in the supermarket. Economic trends also support the continued growth of in-store marketing because this medium is inexpensive in comparison to other marketing alternatives such as television, radio and traditional print advertisements. In-store marketing is based upon the foundation that the store is the only place where the product, the manufacturer's message and the consumer with an intent to buy all converge. In-store marketing products and services thus allow advertisers to communicate with consumers at or near the point-of-purchase before, or as, purchasing decisions are made.

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

    INSTANT COUPON MACHINE. The Instant Coupon Machine ("ICM"), which was developed by ACTMEDIA, is an electronic coupon dispenser that is mounted on shelf channels under or near featured products. Through independent market research sponsored by the Company, the ICM has been shown to increase brand switching substantially and to encourage first-time purchases of featured products. Coupons featured in ACTMEDIA's ICM achieve an average redemption rate of 17%, versus reported redemption rates of approximately 2% for coupons in free-standing inserts, approximately 4% for coupons sent to consumers in direct mailings and less than 1% for run of press coupons. The Company's research also indicates that unit sales increase an average of 35% over four weeks for products using the ICM.

    In addition to its high redemption rate, research shows that the ICM generates significant unplanned purchases; approximately 62% of purchases made with coupons from the ICM are unplanned. The Company believes that the ICM is also effective in reaching shoppers who do not normally use coupons; in market tests approximately 47% of consumers who redeemed a coupon from the ICM stated that they never use or only occasionally use a coupon.

    The ICM holds 500 coupons and is marketed to advertisers on a category-exclusive basis at the shelf. The ICM is sold in four-week cycles. National rollout of the ICM commenced in February 1992. By the end of 1994 the ICM was available in approximately 9,700 grocery stores and 7,700 drug stores. In January 1992, the Company was granted a patent with respect to certain design features of the ICM.

    ACTNOW. The ACTNOW program provides cooperative in-store coupon and sampling programs for groups of advertisers, generally five times per year. Under these programs, ACTMEDIA's representatives distribute coupons, samples and premiums inside the entrance of approximately 10,900 stores nationwide. Up to 15 million co-op coupon booklets and up to 15 million solo coupons and samples are distributed directly to shopping customers per event. In addition, product awareness is reinforced through the placement of featured products on a free-standing ACTNOW display.

    Market tests indicate that these events typically result in 40% of coupon redeemers being new brand users or switchers. Of the ACTNOW coupons redeemed, research by the Company indicates approximately 18% are generally redeemed in the first day of an event, which contrasts positively to free-standing insert coupon rates of redemption.

    IMPACT. Impact is the nation's leading in-store supermarket demonstration program, offering advertisers complete turnkey service for their in-store events. Customized events, such as tastings, premiums, samplings and demonstrations, are conducted in up to 24,000 stores nationwide. All demonstrations are monitored every day by full-time and part-time supervisors. Impact's regular part-time staff of demonstrators, who implement the programs, maintain a consistent professional appearance with matching aprons and materials. Special display units are utilized in the programs and programs are sold on a store-day basis. Events are generally conducted at the front of the store but can be located elsewhere. Category exclusivity is offered by store chains on event days.

    CARTS. ACTMEDIA's 8" by 10", four-color advertisements, mounted in plastic frames on the inside and outside of shopping carts, offer advertisers continuous storewide category-exclusive advertising delivery of a print advertisement. Because the shopping cart ads circulate around the entire store with the shopper, these advertisements are an effective tool for advertisers to reinforce their messages. Shopping cart advertisements are available in approximately 8,000 supermarkets nationwide, offering coverage of approximately 110 Designated Marketing Areas ("DMA"). Shopping cart advertisements are sold in four-week cycles to a maximum of twelve advertisers per cycle and, according to a study by Simmons Research, reach store locations visited by more than 90 million shoppers per cycle. According to studies by Audits & Surveys, Inc. ("A&S") conducted from 1973 to 1993, the use of shopping cart advertisements increased average unit sales for the products advertised by approximately 10% in stores where they were utilized.

    AISLEVISION. AisleVision features 28" by 18" four-color advertisement posters inserted in stores' overhead aisle directory signs. The large size of AisleVision draws attention to the supermarket aisle in which the product is stocked and has the added benefit of being frequently used by shoppers during their shopping trips. ACTMEDIA's AisleVision is sold in approximately 6,000 stores nationwide, offering category-exclusive coverage of approximately 160 DMA's. AisleVision is sold in four-week cycles to a maximum of 18 advertisers per cycle. Studies conducted by A&S from 1985 to 1993 reported that the use of AisleVision increased average unit sales for the products advertised by approximately 8%. An enhancement, AisleAction, allows the manufacturer to include motion on the directory sign, enhancing shopper awareness of the sign.

    SHELFTALK/SHELFTAKE-ONE. ShelfTalk features advertisements placed in plastic frames mounted on supermarket or drug store shelves near its featured product. ShelfTake-One includes rebate offers or recipe ideas which consumers may remove from the plastic frame at the site of the featured product. These four-color, 5 1/4" by 4" ads placed perpendicular to the shelf and facing in both directions are an effective means of bringing attention to a product at the shelf level and reinforcing advertising messages at the point-of-purchase. ShelfTalk and ShelfTake-One are sold in approximately 9,000 supermarkets, offering coverage of approximately 160 DMA's, and in approximately 7,000 drug stores, covering approximately 150 DMA's. ShelfTalk and ShelfTake-One are sold in four week cycles on a category-exclusive basis at the shelf. Studies conducted by A&S from 1985 to 1993 reported that ShelfTalk resulted in an approximately 5% average unit sales gain for the products advertised in grocery stores and an approximately 11% average unit sales gain for the products advertised in drug stores.

    ACTRADIO. ACTRADIO is the nation's largest advertiser-supported in-store radio network. ACTRADIO delivers its in-store audio advertising in conjunction with music entertainment services provided by the nation's leading business music providers. Retailers participating in the ACTRADIO network generally receive a share of revenues from the sale of advertising time. At December 31, 1994 there were approximately 8,000 chain supermarkets, 8,300 chain drug stores and 800 Toys 'R' Us / Kids 'R' Us toy and children clothing stores totaling 17,100 stores comprising the total network.

    ACTRADIO delivers over 800 million advertising impressions over a four week period reaching 69% of adults an average of 6.3 times according to recent Simmons data. This massive reach and frequency makes ACTRADIO an attractive alternative to traditional broadcast, published, or direct mail advertising. Advertisers can extend their message at the point of sale at a fraction of the CPM (cost per thousand) of traditional media. In addition to its advertising value, A&S studies from 1987 through 1993 show that ACTRADIO delivers an average sales gain of 8% with a brand sell ad, and over 20% when a promotional tag or price tag is added. Research conducted in 1992 also indicated that 94% of all shoppers are attentive to the brand sell commercials, and that over half of all shoppers claim it has a positive effect in their purchase choices.

    ACTRADIO sells advertising time to manufacturers in units of 15 second, 20 second, and 30 second commercials each hour with feature tagging available as an option. ACTRADIO is sold in four week cycles comprising a minimum of 336 broadcasting hours and is available on a national, regional or chain specific basis. Advertisers may run their existing broadcast advertisements or ACTRADIO will produce commercials for them. Each hour of customized programming for retailers includes 48 mintues of music (with a wide choice of formats), 10 mintues of advertising and two minutes of airtime provided to retailers for their own promotional messages.

    In 1993 ACTRADIO terminated its Joint Operating Agreement ("JOA") with MUZAK and entered into new marketing alliances with leading in-store music providers A.E.I., Muzak, Music Technologies, Inc., and Broadcast International to create the largest in-store satellite delivered radio network in the United States. The alliances designate ACTRADIO as the music providers' exclusive national advertising agent for a select group of retailers which includes most of the leading national supermarket and drug chains.

    ACTRADIO and the music providers will jointly upgrade and expand the in-store satellite delivery systems across the entire network. As of December 31, 1994, over 80% of the network was satellite delivered, with the balance of the network being delivered via tape equipment. ACTRADIO anticipates that all stores to which it is possible to deliver a satellite signal will be converted to satellite delivery by the end of 1995.

    The new name, ACTRADIO Network, adopted in January 1994 more closely aligns the in-store audio product with the wide array of other in-store marketing products and services offered by ACTMEDIA.

    FREEZERVISION. ACTMEDIA's FreezerVision offers advertisers a means to reinforce its advertising messages at the upright freezercase. FreezerVision is a triangle-shaped print advertisement, mounted in a plastic frame, on the outside of the glass freezercase door. FreezerVision offers highly visible, category-exclusive advertising coverage. FreezerVision is sold in four-week cycles and national retail sales of FreezerVision began in the fourth quarter of 1992. FreezerVision was available in approximately 1,900 supermarkets by the end of 1994.

    POWERFORCE. In January, 1995, the Company acquired Powerforce Services, a leading national provider of in-store merchandising services. Powerforce conducts merchandising and promotional activities such as shelf and store resets, special events, display building and store level sales for packaged goods manufacturers. Sales merchandising is a rapidly-growing $350 million industry due to the growing trend of manufacturers to down-size their full-time sales forces and outsource in-store activities to third parties such as Powerforce. Powerforce has 8,000 part-time merchandisers available across all major U.S. markets.

    IN-STORE NETWORK

    ACTMEDIA's in-store network delivers its products and services in over 24,000 supermarkets and 13,000 drug stores across the country, a network substantially larger than that of any other in-store marketing company. By contracting to purchase the Company's in-store advertising and promotional products, advertisers gain access to up to approximately 205 of the nation's 209 DMA's covering over 70% of the households in the United States.

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

    ACTMEDIA's advertising and promotional programs are executed through one of the nation's largest independent in-store distribution and service organizations, although certain chains require the Company to utilize their own employees. ACTMEDIA believes the training, supervision and size of its field service staff (approximately 300 full-time managers and up to approximately 23,000 available part-time employees) provide it with a significant competitive advantage as its competitors generally do not have a comparable field service staff.

    The Company is attempting to expand its in-store products to additional classes of trade, such as mass merchandisers, convenience stores, club stores, and discount stores.

    CUSTOMER BASE

    ACTMEDIA's customer base includes approximately 250 companies and 700 brands. This customer base includes the 25 largest advertisers of consumer packaged goods. In 1994, the Company's largest customers included the following:

Andrew Jergens       Kraft Foods
Chesebrough-Pond's   Lever Brothers
Coca-Cola            McNeil
General Mills        Procter & Gamble
Heinz                Quaker Oats
Hunt-Wesson          Ralston Purina
James River          RJR Nabisco
Kelloggs

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

    In November 1990, the Company acquired one of Canada's largest in-store marketing companies (now renamed ACTMEDIA Canada), which primarily operated an in-store cart advertising program. In August 1991, ACTMEDIA Canada acquired a Canadian company whose services include in-store demonstrations, merchandising and information collection. In October, 1994, ACTMEDIA Canada acquired Strategium Media, Inc. whose Infonet Media, Ltd. ("Infonet") subsidiary is a leading supplier of shelf-based advertising, couponing and promotional programs. The combination of these three companies now offers program coverage in 4,300 supermarkets and has enabled ACTMEDIA to attain a significant market position in Canada comparable to ACTMEDIA's U.S. market position.

    In January 1992, the Company formed ACTMEDIA Europe which simultaneously acquired Media Meervoud, N.V., a Dutch in-store marketing company engaged in both cart advertising and promotions. During 1993, ACTMEDIA Asia was launched in a joint venture with Omnilink of Singapore. In October 1994 ACTMEDIA-Hellas, a joint venture in Greece, was formed and in December 1994 ACTMEDIA Senshu of Japan was also formed. In February 1994, ACTMEDIA acquired in-store marketing companies in Australia and New Zealand.

    In addition to analyzing international acquisition opportunities in other countries, ACTMEDIA has commenced a program to license its name and train licensees in the methods of conducting in-store operations in countries where the in-store industry is too small for a direct ACTMEDIA presence. Although ACTMEDIA has presently entered into such license agreements (covering Israel, Puerto Rico, Turkey, South Africa, Venezuela, Costa Rica, Greece, Japan and Ireland), revenues from licensed operations were not material in 1994.

    International sales in 1994 accounted for $23.2 million (approximately 10%) of the In-store revenues.

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

    COMPETITION

    The advertising and promotion industries are characterized by intense competition. ACTMEDIA competes directly with other point-of-purchase advertisers and coupon/sampling/distribution/demonstration companies and indirectly with all other media in the supply of advertising and promotion services, including national, local and cable television, radio, magazines, outdoor advertising and newspapers. Also, certain store chains offer limited advertising and promotional products and services.

    The Company believes that the principal competitive factors affecting its in-store marketing business are the cost of its services and the ability to demonstrate the cost effectiveness of its services as well as the comprehensive scope, coverage and quality of the services provided. There are relatively few barriers to entry particularly at the local level for suppliers of many different types of marketing (including packaged goods manufacturers, advertising agencies, retailers or other companies). However, the development of a nationwide capacity to supply advertising or promotional programs would require sufficient field service personnel to distribute and service comparable advertising or promotional programs, and substantial time and effort would be required to obtain the comprehensive store relationships, contracts and execution systems developed by ACTMEDIA over the years.

    Although the Company believes that ACTMEDIA is the largest provider of in-store marketing services, other companies (some of which are affiliated with larger companies) offer similar services. Moreover, the in-store marketing environment is characterized by rapid technological change, and future technological developments (if and when cost effective) may affect competition.

                                  BROADCASTING

    Heritage owns and operates five network-affiliated television stations (plus one affiliate licensed as a satellite station but operated as a partial stand-alone station), two AM/FM combination radio stations, two stand-alone FM radio stations, and three AM/FM/FM combination radio stations.

TELEVISION

    The Television Group owns five network-affiliated television stations. The following table sets forth selected information relating to the television stations owned by Heritage:

STATION                                                   TV            DMA       OTHER COMMERCIAL
AND                         CHANNEL       NETWORK       HOMES         MARKET          STATIONS       STATION MARKET
LOCATION                    NUMBER      AFFILIATION   IN DMA (1)     RANK (1)          IN DMA           SHARE (2)
- -----------------------  -------------  -----------  ------------  -------------  -----------------  ---------------
KOKH-TV                           25        FOX         572,300            43                 4                 8
(UHF)
Oklahoma City, OK
WCHS-TV                            8        ABC         473,200            56                 3                15
(VHF)
Charleston/
Huntington, WV
WEAR-TV                            3        ABC         422,340            62                 4                19
(VHF)
Mobile, AL/
Pensacola, FL
WPTZ-TV                            5        NBC         282,740(4)         92(4)              2                13
(VHF)
Burlington, VT/
Plattsburgh, NY
WNNE-TV                           31        NBC         282,740(4)         92(4)              3                 4
(UHF)(5)
Hartford, VT/
Hanover, NH
KEVN-TV                            7        NBC          84,520           173                 2                14
(VHF)
Rapid City, SD

STATION
AND                       STATION RANK IN
LOCATION                    MARKET (3)
- -----------------------  -----------------
KOKH-TV                              4
(UHF)
Oklahoma City, OK
WCHS-TV                              2
(VHF)
Charleston/
Huntington, WV
WEAR-TV                              2
(VHF)
Mobile, AL/
Pensacola, FL
WPTZ-TV                              2
(VHF)
Burlington, VT/
Plattsburgh, NY
WNNE-TV                              4
(UHF)(5)
Hartford, VT/
Hanover, NH
KEVN-TV                              2
(VHF)
Rapid City, SD

- ------------------------------
(1) Source: Nielsen Television Designated Market Area ("DMA") Market rankings 1994-1995.

(2) "Sign on-Sign off " market shares as reported in the November 1994 Nielsen ratings. Ratings are often quoted on a "sign on-sign off" basis, representing the average percentage of television households viewing the station during normal program viewing periods (approximately 6:00 a.m. to 2:00 a.m. for Nielsen). As such, ratings are one common measure used by advertisers and others to compare a station's overall ranking in a market to its competitors.

(3) Rankings based on relative "sign on-sign off" market shares in the November 1994 ratings of Nielson.

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

    WEAR-TV, the ABC affiliate in Pensacola, is the only network affiliated station in the Pensacola-Mobile market which is physically located in Florida and benefits from the market's growth which comes primarily from Florida. In 1994, the station's newscast maintained the market's number one rating and the station completed construction and moved into a new studio facility in Pensacola. In 1994 the station extended its affiliation agreement with ABC for five years.

    The Television Group's station in Plattsburgh/Burlington, WPTZ-TV, an NBC affiliate, also provides NBC programming to southern Quebec, including Montreal. Additionally, WPTZ-TV operates WNNE-TV, a satellite station serving portions of New Hampshire and Vermont, which allows advertisers to selectively air their messages over WPTZ-TV's entire market or segments of the market. WPTZ-TV and WNNE-TV recently entered into a new ten year affiliation agreement with NBC.

    WCHS-TV, an ABC affiliate, is the only network affiliate based in the capital city of Charleston, WV, within the Charleston and Huntington market. In 1994 the station extended its affiliation agreement with ABC for five years.

    The acquisition of KOKH-TV has been very successful. The improved channel position, signal strength, elimination of a commercial station in the Oklahoma City market, and the emergence of the Fox network have contributed to the significant revenue increase since the acquisition.

    In South Dakota, the Company operates KEVN-TV, the NBC affiliate in Rapid City.

    Three of the Company's stations, WEAR-TV, WPTZ-TV and WCHS-TV, which represent 72% of the operating income from Heritage's television operations, have developed specific market segmentation strategies based on their status as the sole network affiliate in one geographic area of a hyphenated market. This geographic advantage enables these stations to build strong local identities and leading positions in local news programming in their portions of these hyphenated markets. In addition, WPTZ-TV and KEVN-TV, both VHF stations, have a transmission advantage in their market areas compared to certain other network affiliates.

    The Company has shaped its sales efforts around two central beliefs: (1) that national advertising spots and a station's relations with its clients are based on ratings, while the sales of local spots depends to a greater extent on the station's local sales force and their relations with clients and (2) that the local advertising segment is the fastest growing advertising segment. As a result of these beliefs, Heritage's stations generally maintain a larger, more experienced sales force but a smaller general staff than its competitors. The strength of the stations' sales forces and their orientation toward generating local advertising revenue have resulted in more than 63% of the stations' revenues being derived from local sources, against an industry average estimated at approximately 50%.

RADIO

    The Radio Group owns and operates five AM and ten FM radio stations (including three FM "duopolies") in seven of the top 50 markets -- Seattle, St. Louis, Portland, Cincinnati, Milwaukee, Kansas City, and Rochester. The following table sets forth certain information regarding the Company's radio stations:

                                                                                  STATIONS IN      FM STATION
LOCATION                   METRO RANK (1)      CALL SIGN          FORMAT            MARKET       FORMAT RANK (2)
- -------------------------  ---------------  ---------------  -----------------  ---------------  ---------------
Seattle-Tacoma, WA.......            13             KRPM-AM       Country                 31
                                                    KRPM-FM       Country                                   2
St. Louis, MO............            17             WRTH-AM      Standards                32
                                                     WIL-FM       Country                                   1
                                                    KIHT-FM     Rock Oldies                                 1
Portland, OR.............            24             KKSN-AM      Standards                28
                                                    KKSN-FM       Oldies                                    1
Cincinnati, OH...........            25             WOFX-FM    Classic Rock               25                1
Milwaukee, WI............            26             WEMP-AM       Oldies                  26
                                                                   Adult
                                                    WMYX-FM    Contemporary                                 1
                                                                   Adult
                                                    WEZW-FM    Contemporary                                 3
Kansas City, MO-KS.......            27             KCFX-FM     Rock Oldies               25                1
Rochester, NY............            44             WBBF-AM      Standards                17
                                                    WBEE-FM       Country                                   1
                                                    WKLX-FM       Oldies                                    1

                           FM STATION RANK IN
LOCATION                   TARGET AUDIENCE (3)
- -------------------------  -------------------
Seattle-Tacoma, WA.......
                                       14
St. Louis, MO............
                                        4
                                        7
Portland, OR.............
                                        3
Cincinnati, OH...........               6
Milwaukee, WI............

                                        8

                                       12
Kansas City, MO-KS.......               1
Rochester, NY............
                                        1
                                        5

- ------------------------
(1)  Metropolitan areas as defined and ranked by Arbitron, Fall 1994.

(2) Heritage's FM station ranking against all radio stations in its market with the same programming format, based on persons age 25 to 54 listening during the 6:00 a.m. to midnight time period. (Source: Fall 1994 Arbitron ratings).

(3) The target ranking against all radio stations in the market, based on listenership by adults age 25 to 54 during the 6:00 a.m. to midnight time period. (Source: Fall 1994 Arbitron ratings).

    The Company's strategy is to identify and acquire under-performing radio stations or groups and effect management and operational changes to increase their profitability. Implementation of this strategy typically involves the following four-step process: (1) instituting operational improvements, usually including a change in management personnel and additional capital investments when appropriate; (2) creating increases in audience ratings through programming and promotional changes; (3) improving revenue as a result of the turnaround process; and (4) increasing cash flow. Heritage radio stations strive to be top-rated in their programming formats, and generally program mass appeal music formats directed at a target audience of 25-to-54 year-olds. Presently, eight of the Company's ten FM stations are format leaders in their markets. In addition, Heritage stations are number one ranked among all stations in two of the Company's seven radio markets.

    The Federal Communications Commission ("FCC") has authority to limit radio ownership both in the number of stations owned, operated, or controlled in any one market, and in total. In late 1992, the FCC relaxed its rules to double the number of stations (up to two AM's and two FM's) one entity can own in one market. This new combination is commonly known as a "duopoly".

    The Company acquired one FM station in 1994 that created a duopoly, and is currently in the process of acquiring stations that will create two others. On March 15, 1994, the Company purchased

KRJY-FM in St. Louis, and subsequently changed its call letters to KIHT-FM and its programming to rock oldies primarily from the 1970's. The financial results of this station were consolidated beginning March 15, 1994.

    On February 22, 1995, the Company entered into separate agreements to acquire two additional FM stations and one AM station -- KKCJ-FM in the Kansas City market and KXYQ-AM/FM in the Portland market. When these transactions (which are subject to FCC approval) are consummated, the Company will have FM duopolies in five of its seven radio markets.

    The Company's acquisition and operating strategies have enabled its radio group to increase earnings before interest, taxes, depreciation and amortization ("EBITDA") from break-even in 1987, its first full year, to $12.6 million in 1994. The Radio Group has increased revenues from $16 million in 1991 to $41 million in 1994, an average annual growth rate of 37%.

    Each of Heritage's FM facilities is of the highest class of service permitted by the FCC (Class B or C) with comprehensive signal coverage of its markets. The AM stations operate as full-time facilities on regional or clear channels.

    COMPETITION

    The Company's television and radio stations compete for revenues with other media companies in their respective markets, as well as with other advertising media, such as newspapers, magazines, outdoor advertising, local cable systems, direct mail and alternative media. Some competitors are part of larger companies with substantially greater financial resources than Heritage.

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

    In addition to the element of management experience, factors that are material to competitive position include authorized power, assigned frequency, network affiliation, audience characteristics and local program acceptance, as well as strength of local competition. The broadcasting industry is continuously faced with technological change and innovation, the possible rise in popularity of competing entertainment and communications media, changes in labor conditions and governmental restrictions or actions of federal regulatory bodies, including the FCC and the Federal Trade Commission ("FTC"), any of which could possibly have a material effect on Heritage's operations and results.

    In recent years broadcast television stations have faced increasing competition from the other sources of television service, primarily cable television, and the ratings have reflected a decline in the viewing audience. These other sources can increase competition for a broadcasting station by bringing into its market distant broadcasting signals not otherwise available to the station's audience and also serving as a distribution system for non-broadcast programming. Programming is now being distributed to cable television systems by both terrestrial microwave systems and by satellite. Other sources of competition include home entertainment systems (including television game devices, video cassette recorder and playback systems and video discs), multi-point distribution systems, multichannel multi-point distribution systems and satellite master antenna television systems. Heritage's television stations also face competition from direct broadcast satellite services which transmit programming directly to homes equipped with special receiving antennas or to cable television systems for transmission to their subscribers. The likely entry of telephone companies into the cable television business could increase the competition the Company's television stations face from other distributors of audio and video programming.

    The broadcasting industry is continuously faced with technological change and innovations, which could possibly have a material effect on the Company's broadcast operations and results.

Commercial television broadcasting may face future competition from interactive video and data services that may provide two-way interaction with commercial video programming, along with information and data services that may be delivered by commercial television stations, cable television, direct broadcast satellites, multi-point distribution systems, multichannel multi-point distribution systems, or other future video delivery systems. Commercial radio broadcasting may face further competition from satellite delivered digital audio radio services.

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

    RENEWAL. Broadcasting licenses are issued for a maximum term of up to five years in the case of television stations and up to seven years in the case of radio stations, and are renewable upon application. In determining whether to renew a broadcast license, the FCC has authority to evaluate the licensee's compliance with the provisions of the Communications Act and the FCC's rules and policies. The FCC licenses for each of Heritage's radio and television stations expire at different times between October 1, 1996 and April 1, 1999. An application to renew the license for station WPTZ-TV, Plattsburgh, NY presently is pending before the FCC.

    The Communications Act authorizes the filing of petitions to deny any license renewal applications during certain periods of time following the filing of renewal applications. Petitions to deny can be used by interested parties, including members of the public, to raise issues concerning a renewal applicant's qualifications. If a substantial and material question of fact concerning a renewal application is raised by the interested party, the FCC will hold an evidentiary hearing on the application. In recent years, there have been a number of petitions to deny filed against broadcast renewal applications challenging the licensee's compliance with the Commission's equal employment opportunity requirements. At the time the application is made for renewal of a broadcasting license, a person may file a competing application of authority to operate the station and replace the incumbent licensee. If a competing application is filed against a renewal application, the FCC is required to hold an evidentiary hearing on the renewal application. In the evidentiary hearing, the FCC recognizes a renewal expectancy for an incumbent licensee that has provided substantial service to the audience located in its community of license during the preceding license term. In the vast majority of cases, broadcast licenses are renewed by the FCC even where there are petitions to deny or competing applications filed against broadcast license renewal applications.

    ACQUISITIONS OR SALES. The Communications Act prohibits the assignment of a license or the transfer of control of a licensee without the prior approval of the FCC. Applications to the FCC for such assignments or transfers are subject to petitions to deny by interested parties and are granted by the FCC only upon a finding that such action will serve the public interest, convenience and necessity. In determining whether to grant such applications, the FCC has authority to evaluate the same types of matters that it considers in evaluating a broadcast license renewal application. In the vast majority of cases where petitions to deny are filed against assignment or transfer applications, the applications are granted and the petitions are denied. On April 5, 1992, several local branches of the NAACP filed a petition to deny with the FCC against Stations WRTH-AM and WIL-FM; Stations WBBF-AM and WBEE-FM; Stations KRPM-AM and KRPM-FM; Stations WEMP-AM and WMYX-FM; and Station WEAR-TV, collectively (the "Licensees"), with respect to applications seeking FCC consent to permit James
M. Hoak, Chairman of the Board of the Company, to relinquish "control" of the Company upon the conversion of all of Mr. Hoak's shares of Class B Common Stock into Class A Common Stock. On July 16, 1993, the NAACP's petition to deny was denied and the transfer of control applications for the Licensees were granted. On July 21, 1993, the transfer of control of the Licensees was consummated. On September 1, 1993, a petition for reconsideration ("Reconsideration Petition") was filed by the NAACP against the transfer of control applications for the Licensees. In the Reconsideration Petition, the NAACP alleges that the FCC erred in granting the transfer of control applications for the Licensees by summarily rejecting the NAACP's statistical evidence of discrimination without a rational explanation and failing to conduct the type of investigation required. The Company is vigorously opposing the NAACP allegations. While the Company cannot predict the outcome of this matter, the Company believes that the FCC's prior action approving the transfer of control for all of the Company's stations will be affirmed by the FCC without any conditions that will have a material adverse effect on the Company.

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

    The FCC's local "multiple ownership" rules prohibit the grant of a license for a television station to any party if such party owns or has an ownership interest in another television station whose signal covers a portion of the same market served by the station owned, operated or controlled by such party. These rules prohibit the ownership of more than two AM and two FM stations in markets with 15 or more stations (provided that the combined audience share does not exceed 25 percent) and prohibit the ownership of more than three radio stations, no more than two of which are in the same service area, in markets with fewer than 15 stations (provided that the station owned in combination represents less than 50 percent of the stations in that market). In addition, the FCC's local multiple ownership rules prohibit station acquisitions that would result in the ownership interests in a radio and a television station in the same market. However, waivers can be obtained from the FCC for radio and television combinations upon an appropriate showing of good cause or if the stations are failing stations or are located in the top 25 markets where at least 30 separately owned or operated broadcast licensees remain after the proposed combination. The FCC's national television multiple ownership rules generally prohibit an individual or entity, that is not minority controlled, from having an ownership interest in more than 12 television station licenses. The national radio multiple ownership rules permit ownership of up to 20 AM and 20 FM radio stations. The FCC's cross ownership rules prohibit radio and/or television licensees from acquiring new ownership interests in daily newspapers published in the same markets served by their broadcast stations; and television licensees may not own cable television systems in communities within the service contours of their television stations.

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

    REGULATORY CHANGES. Legislation enacted by Congress called the Cable Television Consumer Protection and Competition Act of 1992 (the "Act") imposes certain regulatory requirements on the operation of cable television systems. The Act provides television stations with the right to control the use of their signals on cable television systems. Each television station was required to elect prior to June 17, 1993 whether it wanted to avail itself of must-carry rights or, alternatively, to assert retransmission rights. If a television station elected to exercise its authority to grant retransmission consent, cable systems were required to obtain consent of that television station for the use of its signal and could be required to pay the television station by October 6, 1993 for such use. The Company believed that the preservation and continued cable carriage of the station's signal was more important than any potential negotiated consideration, and prior to the October 6 deadline elected must-carry for all its stations except the Fox affiliate, which successfully negotiated cable retransmission consents in association with the Fox Television Network. These elections remain in effect until October 1, 1996 when the stations again elect. The Act further requires mandatory cable carriage of all qualified local television stations not exercising their retransmission rights. Several challenges to the constitutionality of these requirements have been filed in Federal court. The Company cannot predict the outcome of such challenges or the effect that the Act will have on the business of the Company if the constitutionality of the requirements is not upheld.

    Legislation has been introduced from time to time which would amend the Communications Act in various respects and the FCC from time to time considers new regulations or amendments to its existing regulations. In addition, a number of proposals for regulatory changes are pending before the FCC and Congress. Such matters include proposals pending before the FCC to relax the rules governing the common ownership of television stations locally and nationally, to relax the rule governing the common ownership of television and radio station in the same market, to authorize a new type of wireless cable system, and to authorize advanced (high definition) television systems. Certain of these changes have the potential to increase operating costs and/or increase the number of competing broadcast stations. Heritage cannot predict whether such changes will be adopted or, if adopted, the effect that any such changes would have on the business of Heritage.

EMPLOYEES

    Heritage and its subsidiaries employ approximately 1,500 full-time and up to 23,000 available part-time employees. Of this total, ACTMEDIA employs approximately 725 full-time and up to approximately 23,000 available part-time personnel, including Powerforce Services. Substantially all of ACTMEDIA's part-time personnel are field service staff. None of the In-store Marketing Group's employees are represented by a collective bargaining unit. Heritage's broadcast subsidiaries currently employ approximately 775 persons of whom 38 employees are represented by unions. The Company believes that it has a good relationship with its employees.

ITEM 2.  PROPERTIES.

    Heritage's headquarters are located in Dallas, Texas. The lease agreement for the 13,350 square feet of office space in Dallas expires April 30, 2000. ACTMEDIA leases office facilities with an aggregate of approximately 65,000 square feet in Norwalk, Connecticut and 8,100 square feet in Des Plaines, Illinois with leases expiring in 2000 and 1998, respectively, and 44 field offices with an aggregate of approximately 86,000 square feet pursuant to leases with terms of three years or less. ACTRADIO leases approximately 5,800 square feet of space for its operations in New York, New York pursuant to a lease expiring in May 1995. Effective June 1, 1995 ACTRADIO will move its operations into 10,666 square feet in Norwalk. Powerforce leases office facilities in Chicago totaling 15,616 sq. ft under an agreement that expires June 30, 1995.

    The types of properties required to support each of Heritage's broadcast stations include offices, studios, transmitter sites and antenna sites. A station's studios are generally housed with its offices in downtown or business districts. Heritage's television stations own approximately 86 total acres in 7 locations upon which buildings with approximately 75,600 square feet of office and studio space are located. The television stations own and lease approximately 92 and 11 acres, respectively, upon which the tower or transmitters are located. Heritage's radio stations own three AM transmitter sites totaling 58 acres. The radio stations lease approximately 50,000 square feet in seven locations upon which office and studio space is located. The radio stations also lease tower space at six locations totaling 31 acres.

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

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

    Shares of the Company's Class A Common Stock have been listed on the American Stock Exchange ("AMEX") under the symbol "HTG" since 1988. No other class of Heritage's common equity is currently publicly traded. The following table sets forth the high and low closing prices of the Class A Common Stock for each quarterly period within the two most recent fiscal years on the AMEX:

                                                                                 HIGH        LOW
                                                                              ----------  ----------
1994
  First Quarter.............................................................  $   21 5/8   $  17 1/2
  Second Quarter............................................................      20 1/8      16 1/8
  Third Quarter.............................................................      22 3/8      17 1/4
  Fourth Quarter............................................................      27 1/4      21 1/2
1993
  First Quarter.............................................................  $   10 5/8       8 3/8
  Second Quarter............................................................      12 1/2       9 3/4
  Third Quarter.............................................................      15 3/8      10 3/4
  Fourth Quarter............................................................      19 7/8      14 1/2

    On March 6, 1995 the last reported sale price of the Company's Class A Common Stock was $25 1/8 per share. At March 6, 1995 there were approximately 1,000 record holders of Class A Common Stock.

    Heritage has never paid cash dividends on shares of any class of its common stock. Heritage presently intends to retain its funds to support the growth of its business or to repay indebtedness or for other general corporate purposes and therefore does not anticipate paying cash dividends on shares of any class of its common stock in the foreseeable future. Additionally, the various financing agreements to which either Heritage or one or more of its subsidiaries is a party may effectively prohibit or sharply impact Heritage's ability to pay dividends. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Capitalization and Liquidity."

ITEM 6.  SELECTED FINANCIAL DATA.

    (In thousands, except per share data)

    Set forth below is selected consolidated financial data with respect to the Company for the years ended December 31, 1994, 1993, 1992, 1991, and 1990 which were derived from the audited consolidated financial statements of the Company. The data as of December 31, 1994 and 1993 and for each of the years in the three year period ended December 31, 1994 should be read in conjunction with the audited consolidated financial statements of the Company and its subsidiaries and the related notes thereto included elsewhere herein.

                                                                   YEARS ENDED DECEMBER 31, (1)
                                             ------------------------------------------------------------------------
                                                  1994            1993          1992         1991           1990
                                             --------------  --------------  -----------  -----------  --------------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
  Net revenues.............................  $   317,628     $   291,205     $   250,891  $   222,360  $   203,854
  Operating income.........................       57,838(2)       34,995(3)       27,550       21,950       13,451(6)
  Income (loss) before extraordinary
   item....................................       22,299              77         (14,966)     (19,278)     (26,009)
  Net income (loss)........................       22,299             512         (18,560)     (14,958)     (24,950)
  Earnings (loss) per share before
   extraordinary item (4)..................          .15            (.32)          (1.51)       (2.39)       (2.82)
  Earnings (loss) per share (4)............          .15            (.29)          (1.76)       (1.97)       (2.72)
  Equivalent shares (5)....................       17,381          16,314          14,449       10,369       10,279
BALANCE SHEET DATA (AT PERIOD END):
  Property and equipment, net..............       54,799          57,422          55,832       48,659       52,144
  Goodwill and other intangibles, net......      382,288         363,667         373,426      375,378      378,375
  Total assets.............................      514,147         492,849         496,296      481,147      497,358
  Long-term debt (7).......................      351,525         314,989         319,385      345,916      352,791
  Stockholders' equity.....................       89,246          86,642          91,213       62,022       66,339

- ------------------------
(1) Information reflects acquisition and investment transactions described under Note 2 of Notes to Consolidated Financial Statements. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- General."

(2) Operating income for 1994 was reduced for a nonrecurring charge of $4.9 million relating to stock appreciation rights (see Note 8 of Notes to Consolidated Financial Statements).

(3) Operating income for 1993 was reduced for a nonrecurring charge of $3 million relating to ACTRADIO (see "Management's Discussion and Analysis of Financial Condition and Results of Operations")

(4)  See Note 1(J) of Notes to Consolidated Financial Statements.

(5) Excludes shares reserved for issuance upon exercise of stock options or upon conversion of outstanding preferred stock, as the effect would be antidilutive or immaterial.

(6) Operating income for 1990 was reduced for nonrecurring expenses of $6.9 million relating to compensation expense attributable to purchase of employee stock options in connection with the POP Radio acquisition and for a $1 million writedown of barter accounts.

(7) Includes current installments. See Note 4 of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

    Heritage Media has focused its growth strategy on acquiring in-store, media, and other communications-related properties it believes have the potential for long-term appreciation and aggressively managing the operations of these properties to improve their operating results.

    On January 2, 1992, the Company acquired 65% of Media Meervoud, a Netherlands in-store marketing company ("MMV"). On June 1, 1992 the Company completed the acquisition of the broadcast assets of radio stations KCFX-FM, Kansas City and WOFX-FM, Cincinnati. Also, during 1992, the Company wrote off its investment in Supermarket Visions, Ltd., a U.K. marketing company ("SVL"), as SVL ceased operations.

    On July 22, 1993 the Company completed the acquisition of the broadcast assets of radio station WKLX-FM, Rochester. Heritage programmed and marketed the station under an LMA from May 19, 1993 to the completion of the acquisition in July 1993. On October 25, 1993 the Company agreed to acquire radio station WEZW-FM, Milwaukee and began programming and marketing the station under an LMA. This acquisition was completed in January 1994.

    On February 14, 1994 Heritage completed the acquisition of in-store marketing companies located in Australia and New Zealand. On March 14, 1994 Heritage completed the acquisition of KIHT-FM in the St. Louis market. On October 21, 1994 the Company completed the sale of the assets of KDLT-TV, its smallest television station, located in Sioux Falls. The loss attributable to the sale was approximately $1.4 million. On October 26, 1994, ACTMEDIA Canada, Inc. acquired Infonet. The purchase was financed by a bank credit agreement with Canadian banks.

    Some of the major financing activities in 1994 that simplified the Company's capitalization structure included conversion of the Preferred shares, eliminating related dividends; early retirement of the settlement rights; and the secondary public offering and conversion of Class C shares.

    Due to the numerous acquisitions, dispositions, and financing activities, the results of operations from year to year are not comparable. See Note 2 of Notes to Consolidated Financial Statements for additional information concerning the Company's acquisitions, dispositions, and related transactions.

RESULTS OF OPERATIONS: 1994 COMPARED TO 1993

    Consolidated net revenues of $317.6 million represented a 9% increase over the 1993 revenues of $291.2 million. Cost of services of $151 million in 1994 were level with 1993. Operating income of $57.8 million in 1994 exceeded the comparable 1993 period by 65%. The earnings per share was $.15 versus a loss per share of $.29 in 1993. The improvement in the Company's operating results for the 1994 period primarily reflects strong revenue growth from the Instant Coupon Machine by the In-store Marketing Group, higher revenues from the In-store international operations, increased Television and Radio Group advertising revenues and positive contributions from the Radio acquisitions. The earnings per share improvement in 1994 versus 1993 was due principally to $22.8 million of additional operating income and $1.1 million lower interest expense. The 1994 period included a $4.9 million nonrecurring expense for stock appreciation rights and 1993 included a $3 million nonrecurring charge for ACTRADIO, a $1.7 million writedown of television broadcast program rights, and a $.4 million extraordinary gain on the early extinguishment of debt. All comparisons, unless otherwise noted, are for the year ended December 31, 1994 versus the comparable 1993 period.

    IN-STORE MARKETING. The In-store Marketing Group contributed $230.1 million of revenues in 1994, an increase of 6%, compared to $216.3 million in 1993. The continued growth of the Instant Coupon Machine was a major contributor to the revenue increase. The ICM generated approximately $82 million of revenues in its second full year which exceeded the $63 million level in 1993 by 31%. International revenues grew from $17.7 million in 1993 to $23.2 million in 1994 due primarily to the Infonet and Australia/New Zealand acquisitions. ACTNOW revenues declined from $21.1 million in 1993 to $18 million in 1994 principally due to the loss of one customer program and a product switch by another. Revenues generated per program decreased from $3.5 million in 1993 to $3 million in

1994. Advertising revenues in 1994 declined 5% compared to 1993 reflecting the continuing trend of some clients directing a portion of their spending to ICM and away from the shelf-talk product. Impact revenues declined by 11% to $47 million in 1994. The demonstration business has seen increased competition which has adversely affected pricing and the free-standing insert coupon pricing war has had a negative effect.

    Net revenues of ACTRADIO increased to $6.9 million in 1994 from $6.6 million in 1993. In 1993 the Company terminated the MUZAK Joint Operating Agreement, forming marketing alliances with three large music network providers to accelerate the conversion to satellite delivery and expanding its in-store audio network by approximately 9,000 stores. As a result of launching this new program, the Company recorded a one-time nonrecurring charge of $3 million in the fourth quarter of 1993 reflecting the costs of closing a tape machine servicing center ($1.1 million), the write-off of obsolete delivery equipment ($1.5 million), and provisions for other costs ($.4 million). These actions reduced operating costs by approximately $4.9 million in 1994, reduced the long-term capital requirements, and increased the size and quality of the in-store audio network.

    In-store Marketing operating income of $37.2 million increased by 70% from $21.9 million in the 1993 period due primarily to the increased 1994 revenues, favorable revenue mix with higher margins, store operations efficiencies and economies, and the elimination of the ACTRADIO losses. The operating margin increased to 16% in 1994 compared to 12% in 1993 (excluding the $3 million ACTRADIO charge).

    The In-store Marketing Group contributed 72% of the Company's revenues and 64% of operating income in 1994, and it is expected that this group will contribute a higher percentage of the Company's revenues and operating income in 1995.

    TELEVISION. The Television Group generated $46.7 million of revenues in 1994, a 13% increase compared to $41.5 million in 1993. The Television Bureau of Advertising Time Sales Survey reported that industry-wide gross local revenues increased by 4% and national revenues were up 23%, including additional political revenues, compared to 1993. The Television Group's local revenues increased 9% and national revenues improved 22% compared to the 1993 period including additional political advertising revenues of $3.3 million in 1994. All of the Group's stations generated increased revenues in 1994 with 78% of the improvement produced by the Pensacola, Oklahoma City and Plattsburgh stations. Pensacola benefited from local revenue growth of 10% and national revenue growth of 39% including $1.8 million political revenues. The Oklahoma City station generated revenues of $8.3 million in 1994 compared to $7.3 million in 1993 primarily as a result of a 15% increase in local revenues. The continuing increase in popularity of the FOX network programming, the success of targeting programming to the age 18-49 audience, and National Football League telecasts have favorably impacted KOKH-TV's ratings. The Plattsburgh/Hanover stations' local and national revenues improved 5% and 25%, respectively, including $.6 million of political revenues.

    Operating income of $15.7 million increased by 27% compared to 1993, excluding the 1993 writedown of program rights, primarily as a result of higher revenues. The operating margin improved from 30% in 1993 to 34% in 1994.

    RADIO. Net revenues of the Radio Group increased by 22% from $33.4 million in 1993 to $40.8 million in 1994. The Radio Advertising Bureau reported that revenues grew by 11% in the industry in the comparable period. The radio stations acquired in 1993 and 1994 contributed $3.9 million of the increase. Revenues for the stations owned for all of both periods increased 11% primarily as a result of improved station ratings and the inclusion of $.5 million of political revenues. The three duopolies combined, contributed 75% of the revenue increase from 1993 to 1994. The Cincinnati station incurred direct format competition in the spring of 1994 which substantially impacted the operating results of the station.

    Operating income grew from $6 million in 1993 to $8.7 million in 1994 primarily as a result of the improved revenues by the stations owned for all of both periods as a $.2 million operating loss was incurred by the acquired stations. The operating margin improved from 18% in 1993 to 21% in 1994.

    CORPORATE EXPENSES. Corporate expenses in 1994 of $3.7 million increased 5% compared to $3.6 million in 1993 due primarily to increased shareholder related activities and performance related compensation expenses.

    OTHER OPERATING EXPENSES. The 1994 period included a $4.9 million nonrecurring expense for stock appreciation rights (see Note 8 of Notes to Consolidated Financial Statements). The 1993 period included a $1.7 million writedown of television program rights as a result of management's assessment of their realizable value (based upon projected future utilization of the programs) and the $3 million ACTRADIO nonrecurring expense.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization of $27.3 million in 1994 decreased by 3% compared to $28.2 million in 1993. The majority of the decrease was due to the write-off of the obsolete ACTRADIO delivery equipment in 1993.

    INTEREST EXPENSE. Interest expense declined from $31.5 million in 1993 to $30.4 million in 1994 due primarily to the expiration of interest rate swaps in June 1993.

    OTHER EXPENSES.   Included  in the  1994  results of  operations is  a  $1.4 million non-cash charge to reflect the loss on the sale of television station KDLT-TV.

    INCOME TAXES. Income tax expense for 1994 and 1993 relates primarily to state income taxes. As of December 31, 1994 the Company has net operating loss carryforwards of $76.7 million available to offset future taxable income for Federal income tax purposes. Only a portion of this amount, however, will reduce the Company's income tax provision for financial statement purposes and the remainder will be applied against goodwill and stockholders' equity upon realization. The Company expects that its 1995 effective income tax rate for financial statement purposes will be approximately 27%.

    NET INCOME. Primarily as a result of an additional $22.8 million of operating income, the Company improved its net income from $.5 million in 1993 to $22.3 million in 1994. Net income applicable to shareholders reflects settlement rights accretion of $19.5 million in 1994 versus $3.5 million in 1993 and preferred dividends of $.1 million in 1994 compared to $1.8 million in 1993.

RESULTS OF OPERATIONS: 1993 COMPARED TO 1992

    Consolidated net revenues of $291.2 million represented a 16% increase over the 1992 revenues of $250.9 million. Cost of services of $151.1 million increased 10% in 1993 compared to 1992 due primarily to the increase in net revenues. Operating income of $35 million in 1993 exceeded the comparable 1992 period by 27%. The loss per share was $.29 versus $1.76 in 1992. The improvement in the Company's operating results for the 1993 period primarily reflects revenue growth from the Instant Coupon Machine by the In-store Marketing Group, increased local Television and Radio Group advertising revenues and positive contributions from the Radio acquisitions. The loss per share in 1993 was lower than 1992 due principally to $7.4 million of additional operating income, $6 million lower interest expense and increased average shares outstanding. The 1993 period included a $3 million nonrecurring charge for ACTRADIO, a $1.7 million writedown of Television broadcast program rights and a $.4 million extraordinary gain on the early extinguishment of debt. The 1992 period included a $3.3 million writeoff of the SVL investment and $3.6 million of extraordinary losses, net, recognized as a result of the Company's 1992 refinancing activities. All comparisons, unless otherwise noted, are for the year ended December 31, 1993 versus the comparable 1992 period.

    IN-STORE MARKETING. The In-store Marketing Group contributed $216.3 million of revenues in 1993, an increase of 16%, compared to $186.4 million in 1992. The success of the ICM was a major contributor to the growth. The ICM generated $63 million of revenues in its first full year which tripled the $21 million level in 1992. ACTNOW revenues increased by 16%, primarily as a result of management's decision to increase the number of programs compared to 1992. Revenues generated per program registered a small decrease from $3.6 million in 1992 to $3.5 million in 1993. The International operations produced an additional $.5 million of revenues in 1993 to a total of $17.7 million. The International operations were impacted by the world-wide recession, particularly in Canada. Advertising revenues in 1993 declined 10% compared to 1992 reflecting the continuing trend toward promotion and the shift to ICM and away from the shelf-talk product. Total Impact revenues declined by 16% to $53 million in 1993. The number of programs continued to decline from 141 in 1991 to 133 in 1992 and 108 in 1993. The demonstration business has also seen increased competition which has adversely affected pricing.

    Net revenues of the POP Radio product increased to $6.6 million in 1993 from $6.0 million in 1992. In 1993 ACTRADIO terminated the MUZAK Joint Operating Agreement, forming marketing alliances with three large music network providers to accelerate the conversion to satellite delivery and expand its in-store audio network by approximately 9,000 stores. As a result of launching this new program, the Company recorded a one- time nonrecurring charge of $3 million in the fourth quarter of 1993 reflecting the costs of closing a tape machine servicing center ($1.1 million), the write-off of obsolete delivery equipment ($1.5 million), and provisions for other costs ($.4 million). These actions will reduce the on-going operating costs and long-term capital requirements, and increase the size and quality of the in-store audio network.

    In-store Marketing operating income of $21.9 million increased by 38% from $15.9 million in the 1992 period due primarily to the increased 1993 revenues, store operations efficiencies, and reduced ACTRADIO losses. The operating margin increased to 12% in 1993, excluding the $3 million ACTRADIO charge, compared to 9% in 1992.

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

    RADIO. Net revenues of the Radio Group increased by 35% from $24.7 million in 1992 to $33.4 million in 1993 as all of the Company's stations experienced increased revenues. The radio stations acquired in June 1992 contributed $3 million of the increase and the 1993 acquisitions contributed $1.5 million of revenues. Revenues for the stations owned for all of both periods increased 21% primarily as a result of improved station ratings. The St. Louis station improved revenues from $4.9 million to $7 million in 1993 primarily due to the achievement of the number one ranking in the market.

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

    OTHER OPERATING EXPENSES. As noted above, the 1993 period included a $1.7 million writedown of television program rights as a result of management's assessment of their realizable value (based upon projected future utilization of the programs) and the $3 million ACTRADIO nonrecurring expense.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization of $28.2 million in 1993 increased by 8% compared to $26.1 million in 1992. The majority of the increase was due to higher depreciation associated with the capital expenditures to support the growth of Instant Coupon Machine revenues.

    INTEREST EXPENSE.  Interest expense consisted of the following:

                                                                                         YEAR ENDED
                                                                                        DECEMBER 31,
                                                                                   --------------------
                                                                                     1993       1992
                                                                                   ---------  ---------
                                                                                      (IN THOUSANDS)
Interest accrued and paid currently..............................................  $  30,864  $  32,862
Deferred interest................................................................     --          3,990
Amortization of deferred financing costs.........................................        651        621
                                                                                   ---------  ---------
  TOTAL..........................................................................  $  31,515  $  37,473
                                                                                   ---------  ---------
                                                                                   ---------  ---------

    Deferred interest represents accretion of an 8% subordinated note and 13 1/2% subordinated debentures. The decrease in the deferred interest is a result of the retirement of these debt instruments in 1992. The decrease in the current interest from 1992 to 1993 is due to lower debt levels and interest rates.

    OTHER EXPENSES.   Included  in the  1992  results of  operations is  a  $3.3 million non-cash charge to reflect the net write-off of the carrying value of SVL.

    NET INCOME (LOSS). Primarily as a result of an additional $12.1 million of operating income (excluding writedowns and nonrecurring charges) and $6 million lower interest expense, the Company improved its operating results from an $18.6 million loss in 1992 to $.5 million earnings in 1993. The loss per share in 1993 is due to the preferred dividend payments and settlement rights accretion.

SEASONALITY AND INFLATION

    The advertising revenues of the Company vary over the calendar year, with the fourth quarter reflecting the highest revenues for the year. Stronger fourth quarter results are due in part to the In-store Marketing Group having one extra 4-week cycle in the fourth quarter, increased retail advertising in the fall in preparation for the holiday season, and political advertising for broadcasting in election years. The slowdown in retail sales following the holiday season accounts for the relatively weaker results generally experienced in the first quarter. The Company believes inflation generally has had little effect on its results.

LIQUIDITY AND CAPITAL RESOURCES

    Cash flows provided by operating activities totaling approximately $50 million in 1994 increased compared to approximately $41 million in 1993 due primarily to the improved operating results reduced by additional working capital requirements. In 1994, cash flows from operations of $50 million and net long-term borrowings of $11 million were principally utilized for the retirement of settlement rights ($39 million), net capital expenditures and investments ($10.9 million), acquisitions ($6.9 million), and other debt reduction ($2.8 million).

    Cash flows provided by operating activities increased to approximately $41 million in 1993 from $17 million in 1992. This improvement was primarily attributed to improved operating results, a $4 million decrease in interest payments in 1993 and improved receivable collections. In 1993 significant uses of cash for investing and financing activities included the following: $9 million for the retirement of debt and other liabilities, $2.8 million for retirement of settlement rights, $5.1 million for acquisitions, and $19.2 million for net capital expenditures and investments. In 1992, cash flows from financing activities included $42.1 million of net proceeds from the issuance of additional Class A common stock. These proceeds were used primarily to fund the $30 million cash component of the Company's 8% subordinated note retirement and to fund the $7.9 million acquisition of the Kansas City and Cincinnati radio stations.

    At December 31, 1994, the Company, through its Heritage Media Services, Inc. subsidiary ("HMSI"), had a $155 million bank credit facility (the "Credit Agreement"). HMSI is the Company's subsidiary which owns ACTMEDIA and the Company's broadcasting properties. The credit facility was comprised of an $80 million term loan which began to amortize on December 31, 1994, and continues until June 1999 and a $75 million reducing revolving credit facility which decreased on December 31, 1994 to $73.5 million. At December 31, 1994, $80 million of the term loan facility and $41 million of the revolving credit facility were outstanding and $32.5 million of additional borrowings were available under the Credit Agreement. The Credit Agreement includes a number of financial and other covenants, including the maintenance of certain operating and financial ratios and limitations on or prohibitions of dividends, indebtedness, liens, capital expenditures, asset sales and certain other items. Loans under the Credit Agreement are guaranteed by the Company and HMSI's domestic subsidiaries and are secured by a pledge of the capital stock of HMSI and its domestic subsidiaries.

    On June 22, 1992, HMSI issued $150 million of 11% Senior Secured Notes (the "Senior Notes") due June 15, 2002. Interest on the Senior Notes is payable semi-annually. The Senior Notes rank on a parity with the obligations under the Credit Agreement, are guaranteed by HMC, and HMSI's domestic subsidiaries and are secured by a pledge of capital stock of HMSI and its domestic subsidiaries.

    On October 1, 1992 the Company issued $50 million of 11% Senior Subordinated Notes (the "Subordinated Notes") due October 1, 2002. Interest on the
Subordinated Notes is payable semi-annually. The Subordinated Notes are subordinate in right of payment to the prior payment in full of the Credit Agreement and the Senior Notes.

    The Company has reduced its debt to EBITDA ratio from 8.3 in 1990 to 3.9 in 1994. The EBITDA to interest coverage ratio has increased from 1 in 1989 to 3 in 1994. However, the Company is still highly leveraged and is expected to continue to have a high level of debt for the foreseeable future. See Note 4 of Notes to Consolidated Financial Statements for further discussion and details.

    The Company expects the major requirements for cash in 1995 to include $6.3 million to acquire Powerforce Services, $14 million to acquire the Portland and Kansas City radio stations, $3.8 million for the cash payment of stock appreciation rights, $11.3 million for debt principal payments, lease and contractual obligations of $10.1 million, and approximately $14 million for capital expenditures. The Company has various financial options to meet these cash requirements including cash on hand, projected cash provided from operations, and available liquidity under the Credit Agreement.

    Heritage will continue to expand and explore value-creating investments and acquisitions. The Company will continue to review all expenditures to maximize financial returns and maintain financial flexibility while continuing to de-leverage its capital structure.

FOREIGN EXCHANGE

    The Company has foreign operations, primarily in Canada, Europe, and Australia/New Zealand. Exchange rate fluctuations between the currencies of these countries and the U.S. Dollar result in the translation and reporting of carrying amounts of foreign investments which vary from year to year in the Company's consolidated financial statements. Based on the current scope of its foreign operations, the Company believes that any such fluctuations would not have a material adverse effect on the Company's consolidated financial condition or results of operations as reported in U.S. Dollars.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The consolidated financial statements and financial statement schedules of Heritage Media Corporation and Subsidiaries as of December 31, 1994 and 1993 and for the years ended December 31, 1994, 1993 and 1992 are included on pages F-1 through F-30 herein.

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

    (b)  Reports on Form 8-K.

    Heritage Media Corporation filed a Form 8-K relating to the adoption of the Series A Junior Participating Preferred Stock Plan on August 29, 1994 under the Securities Exchange Act of 1934.

                           HERITAGE MEDIA CORPORATION

                               INDEX TO EXHIBITS

  EXHIBIT
   NUMBER
- ------------
        3(a)  Articles of incorporation (1)
        3(b)  Bylaws (2)
        4(a)  Indenture dated as of June 15, 1992 of Heritage Media Services, Inc. ("HMSI") to Bankers Trust
               Company (3)
        4(b)  Form of Pledge Agreement among the Company, certain subsidiaries of the Company, Bankers Trust
               Company and Citibank N.A. (3)
        4(c)  Indenture dated as of October 1, 1992 of the registrant to Bank of Montreal Trust Company (4)
        4(d)  Settlement Rights Agreement dated July 19, 1989 among the registrant, Actmedia, Inc., Citibank N.A.
               and the purchasers listed on Schedule I thereto (5)
        4(e)  Registrant's Series A Junior Participating Preferred Plan (6)
       10(b)  Form of Credit Agreement among HMSI, the banks named therein, Citibank, N.A., as agent and Nations
               Bank of Texas, N.A., as co-agent (3)
       10(c)  Registrant's Amended and Restated Stock Option Plan (10)
       10(d)  Registrant's Employee Stock Ownership Plan, as amended (8)
       10(e)  Actmedia Stock Appreciation Rights Plan of 1990 (5)
       11     Computation of Earnings per share (7)
       21     Subsidiaries of the registrant (7)
       23(a)  Consent of KPMG Peat Marwick (7)
       27     Financial Data Schedule (7)
       99     Proxy statement for annual meeting to be held on May 25, 1995 (9)

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

(6)  Filed as an Exhibit to the registrant's Form 8-K filed August 29, 1994.

(7)  Filed herewith.

(8) Filed as an Exhibit to Amendment No 2 to the registrant's Registration Statement on Form S-8 and incorporated herein by reference.

(9)  To be filed on or before April 30, 1995.

(10) Filed as an Exhibit to the registrant's Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.

                                                                      EXHIBIT 21

                              LIST OF SUBSIDIARIES
                         OF HERITAGE MEDIA CORPORATION

                                                                                                         STATE OF
                                             NAME OF SUBSIDIARY                                       INCORPORATION
           --------------------------------------------------------------------------------------  --------------------
       1.  Heritage Media, Inc.                                                                          Delaware
       2.  Heritage Media Services, Inc.                                                                   Iowa
       3.  Heritage Broadcasting Group, Inc.                                                               Iowa
       4.  Rollins Telecasting, Inc.                                                                     Delaware
       5.  KEVN, Inc.                                                                                      Iowa
       6.  WCHS, Ltd.                                                                                      Iowa
       7.  WEAR-TV, Ltd.                                                                                   Iowa
       8.  Heritage-Wisconsin Broadcasting Corporation                                                     Iowa
       9.  WIL Music, Inc.                                                                                 Iowa
      10.  WBBF, Inc.                                                                                    New York
      11.  KKSN, Inc.                                                                                    Delaware
      12.  Supermarket Radio Network, Inc.                                                               Georgia
      13.  POP Radio Corporation                                                                         New York
      14.  ACTMEDIA, Inc.                                                                                Delaware
      15.  Channel 25 Acquisition Corporation                                                            Delaware
      16.  Media Meervoud                                                                                Belgium
      17.  Heritage Media Management, Inc.                                                                 Iowa
      18.  WNNE-TV                                                                                       Vermont
      19.  KOKH, Inc.                                                                                    Delaware
      20.  KCFX-FM, Inc.                                                                                   Iowa
      21.  WOFX-FM, Inc.                                                                                   Iowa
      22.  ACTMEDIA Canada                                                                                Canada
      23.  BLS Retail Resource Group                                                                      Canada
      24.  Evergreen Trading Company, Inc.                                                             Connecticut
      25.  Actmedia New Zealand                                                                        New Zealand
      26.  Actmedia Australia                                                                           Australia

    Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 14, 1995.

                                          HERITAGE MEDIA CORPORATION

                                          By       /s/ DAVID N. WALTHALL
                                            ------------------------------------
                                                      David N. Walthall
                                                   PRESIDENT AND DIRECTOR

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           /s/JAMES M. HOAK, JR.              Chairman of the Board and
- -----------------------------------------      Director                      March 14, 1995
             James M. Hoak, Jr.


            /s/DAVID N. WALTHALL              President and Director         March 14, 1995
- -----------------------------------------      (Principal Execitive
             David N. Walthall                 Officer)


              /s/JAMES P. LEHR                Vice President and Controller  March 14, 1995
- -----------------------------------------      (Principal Accounting
               James P. Lehr                   Officer)

             /s/JAMES S. COWNIE
- -----------------------------------------     Director                        March 7, 1995
              James S. Cownie

             /s/JOSEPH M. GRANT
- -----------------------------------------     Director                       March 14, 1995
              Joseph M. Grant

            /s/CLARK A. JOHNSON
- -----------------------------------------     Director                        March 9, 1995
              Clark A. Johnson

              /s/ALAN R. KAHN
- -----------------------------------------     Director                       March 14, 1995
                Alan R. Kahn

                           HERITAGE MEDIA CORPORATION
                       Consolidated Financial Statements
                                  "Form 10-K"
                           December 31, 1994 and 1993
                  (With Independent Auditors' Report Thereon)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                              PAGE
                                                                                                            ---------
Consolidated Financial Statements:
  Independent Auditors' Report............................................................................        F-2
  Consolidated Balance Sheets as of December 31, 1994 and 1993............................................        F-3
  Consolidated Statements of Operations for the years ended December 31, 1994, 1993 and 1992..............        F-5
  Consolidated Statements of Stockholders' Equity for the years ended December 31, 1994, 1993 and 1992....        F-6
  Consolidated Statements of Cash Flows for the years ended December 31, 1994, 1993 and 1992..............        F-7
  Notes to Consolidated Financial Statements..............................................................        F-9

Financial Statement Schedules:
   III. Condensed Financial Information of Registrant as of December 31, 1994 and 1993 and for the years
        ended December 31, 1994, 1993 and 1992............................................................       F-26
  VIII. Allowance for Doubtful Accounts for the years ended December 31, 1994, 1993 and 1992..............       F-30

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heritage Media Corporation and subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                                  KPMG PEAT MARWICK LLP

February 17, 1995
Dallas, Texas

                  HERITAGE MEDIA CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1994 AND 1993
                             (DOLLARS IN THOUSANDS)

                                     ASSETS

                                                                                               1994        1993
                                                                                            ----------  ----------
Current assets:
  Cash and cash equivalents...............................................................  $    4,270  $    4,416
  Trade receivables, net of allowance for doubtful accounts of $3,079 in 1994 and $2,778
   in 1993................................................................................      51,096      47,911
  Prepaid expenses and other..............................................................       2,936       3,331
  Inventory...............................................................................       5,711       4,435
  Broadcast program rights................................................................       1,518       1,465
  Deferred income taxes (note 9)..........................................................       3,369       3,304
                                                                                            ----------  ----------
        Total current assets..............................................................      68,900      64,862
Property and equipment:
  In-store marketing equipment............................................................      46,206      39,228
  Broadcasting equipment..................................................................      35,166      37,134
  Buildings and improvements..............................................................       8,440       9,206
  Other equipment.........................................................................       8,586       7,600
  Land....................................................................................       2,460       2,490
                                                                                            ----------  ----------
                                                                                               100,858      95,658
  Less accumulated depreciation...........................................................      46,059      38,236
                                                                                            ----------  ----------
        Net property and equipment........................................................      54,799      57,422
Goodwill and other intangibles, net (note 1(b))...........................................     382,288     363,667
Noncurrent broadcast program rights.......................................................       1,429       1,859
Debt issuance costs, net..................................................................       3,870       3,849
Other assets..............................................................................       2,861       1,190
                                                                                            ----------  ----------
                                                                                            $  514,147  $  492,849
                                                                                            ----------  ----------
                                                                                            ----------  ----------
                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current installments of long-term debt (note 4).........................................  $   11,823  $    2,076
  Accounts payable........................................................................      16,906      14,299
  Accrued expenses (note 3)...............................................................      35,826      32,592
  Broadcast program rights payable (note 10)..............................................       1,842       2,188
  Deferred advertising revenues...........................................................      13,864      17,338
                                                                                            ----------  ----------
        Total current liabilities.........................................................      80,261      68,493
Long-term debt, excluding current portion (note 4)........................................     339,702     312,913
Broadcast program rights payable, excluding current portion (note 10).....................         918       1,460
Other long-term liabilities...............................................................         651         523
Deferred income taxes (note 9)............................................................       3,369       3,304
Settlement rights (note 5)................................................................          --      19,514
Stockholders' equity (notes 4, 5, 6 and 7):
  Preferred stock, no par value, authorized 60,000,000 shares.
    Issued and outstanding, 22,117 shares of Series B and 139,828 shares of Series C in
     1993.................................................................................          --      16,195
  Common stock, $.01 par value:
    Class A -- 40,000,000 shares authorized. Issued, 17,548,716 shares in 1994 and
     12,236,856 shares in 1993............................................................         175         123
    Class C -- 10,000,000 shares authorized. Issued and outstanding, 4,136,168 shares in
     1993.................................................................................          --          41
  Additional paid-in capital..............................................................     219,092     202,743
  Accumulated deficit.....................................................................    (128,214)   (130,862)
  Accumulated foreign currency translation adjustments....................................      (1,353)     (1,144)
  Class A common stock in treasury, at cost (32,828 shares in 1994 and 1993)..............        (454)       (454)
                                                                                            ----------  ----------
        Total stockholders' equity........................................................      89,246      86,642
Commitments and contingencies (notes 2, 8 and 10)
                                                                                            ----------  ----------
                                                                                            $  514,147  $  492,849
                                                                                            ----------  ----------
                                                                                            ----------  ----------

          See accompanying notes to consolidated financial statements.

                  HERITAGE MEDIA CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                  YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                (DOLLARS IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                                              1994         1993         1992
                                                                           -----------  -----------  -----------
Net revenues:
  In-store marketing.....................................................  $   230,111  $   216,319  $   186,445
  Television.............................................................       46,732       41,517       39,703
  Radio..................................................................       40,785       33,369       24,743
                                                                           -----------  -----------  -----------
                                                                               317,628      291,205      250,891
                                                                           -----------  -----------  -----------
Costs and expenses:
  Cost of services:
    In-store marketing...................................................      128,176      131,449      120,105
    Television...........................................................       10,836       10,166        9,833
    Radio................................................................       11,958        9,477        7,681
  Selling, general and administrative....................................       76,600       71,760       59,030
  Depreciation...........................................................       14,676       16,268       14,499
  Amortization of goodwill and other assets..............................       12,622       11,912       11,643
  Other nonrecurring costs (notes 1(f) and 8)............................        4,922        5,178          550
                                                                           -----------  -----------  -----------
                                                                               259,790      256,210      223,341
                                                                           -----------  -----------  -----------
      Operating income...................................................       57,838       34,995       27,550
                                                                           -----------  -----------  -----------
Other expense:
  Interest, net (note 4).................................................      (30,373)     (31,515)     (37,473)
  Other, net (note 2)....................................................       (2,424)        (459)      (3,463)
                                                                           -----------  -----------  -----------
                                                                               (32,797)     (31,974)     (40,936)
                                                                           -----------  -----------  -----------
      Income (loss) before income taxes and extraordinary items..........       25,041        3,021      (13,386)
Income taxes (note 9)....................................................        2,742        2,944        1,580
                                                                           -----------  -----------  -----------
      Income (loss) before extraordinary items...........................       22,299           77      (14,966)
Extraordinary items -- gain (loss) on early extinguishment of debt (note
 4)......................................................................      --               435       (3,594)
                                                                           -----------  -----------  -----------
      Net income (loss)..................................................  $    22,299  $       512  $   (18,560)
                                                                           -----------  -----------  -----------
                                                                           -----------  -----------  -----------
Net income (loss) applicable to common stock (note 1(j)).................  $     2,648  $    (4,810) $   (25,465)
                                                                           -----------  -----------  -----------
                                                                           -----------  -----------  -----------
Weighted average common shares outstanding...............................   17,380,901   16,314,023   14,449,215
                                                                           -----------  -----------  -----------
                                                                           -----------  -----------  -----------
Earnings (loss) per common share (note 1(j)):
  Before extraordinary items.............................................         $.15        $(.32)      $(1.51)
                                                                                  ====        =====       ======
  Net loss...............................................................         $.15        $(.29)      $(1.76)
                                                                                  ====        =====       ======

          See accompanying notes to consolidated financial statements.

                  HERITAGE MEDIA CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                             (DOLLARS IN THOUSANDS)

                                                                                        COMMON STOCK               ADDITIONAL
                                                                 PREFERRED  -------------------------------------    PAID-IN
                                                                   STOCK      CLASS A      CLASS B      CLASS C      CAPITAL
                                                                 ---------  -----------  -----------  -----------  -----------
Balance, December 31, 1991.....................................  $  16,195   $      66    $      20    $      28    $ 146,754
Issuance of shares to retirement savings plan..................     --          --               --           --          227
Public offering of Class A common stock........................     --              45           --           --       41,847
Private placement of Class C common stock for subordinated note
 payable.......................................................     --          --               --           13       13,010
Conversion of Class B common stock.............................     --               2           (4)          --            2
Exercise of employee stock options.............................     --          --               --           --          146
Excess of purchase price over carrying amount of settlement
 rights retired................................................     --          --               --           --       --
Accretion of settlements rights................................     --          --               --           --       --
Preferred stock dividends......................................     --          --               --           --       --
Foreign currency translation adjustment........................     --          --               --           --       --
Net loss.......................................................     --          --               --           --       --
                                                                 ---------       -----        -----        -----   -----------
Balance, December 31, 1992.....................................  $  16,195   $     113    $      16    $      41    $ 201,986
Issuance of shares to retirement savings plan..................     --               1           --           --          471
Conversion of Class B common stock.............................     --               8          (16)          --            8
Exercise of employee stock options.............................     --               1           --           --          278
Excess of purchase price over carrying amount of settlement
 rights retired................................................     --          --               --           --       --
Accretion of settlement rights.................................     --          --               --           --       --
Preferred stock dividends......................................     --          --               --           --       --
Foreign currency translation adjustment........................     --          --               --           --       --
Net income.....................................................     --          --               --           --       --
                                                                 ---------       -----        -----        -----   -----------
Balance, December 31, 1993.....................................  $  16,195   $     123    $      --    $      41    $ 202,743
Conversion of preferred stock..................................    (16,195)          4           --            7       16,184
Conversion of Class C common stock, net of expenses............     --              48           --          (48)        (276)
Exercise of employee stock options.............................     --          --               --           --          441
Accretion of settlement rights.................................     --          --               --           --       --
Preferred stock dividends......................................     --          --               --           --       --
Foreign currency translation adjustment........................     --          --               --           --       --
Net income.....................................................     --          --               --           --       --
                                                                 ---------       -----        -----        -----   -----------
Balance, December 31, 1994.....................................  $  --       $     175    $      --    $      --    $ 219,092
                                                                 ---------       -----        -----        -----   -----------
                                                                 ---------       -----        -----        -----   -----------

                                                                                ACCUMULATED
                                                                                  FOREIGN
                                                                                 CURRENCY                     TOTAL
                                                                 ACCUMULATED    TRANSLATION    TREASURY    STOCKHOLDERS'
                                                                   DEFICIT      ADJUSTMENTS      STOCK        EQUITY
                                                                 ------------  -------------  -----------  ------------
Balance, December 31, 1991.....................................   $ (100,587)    $  --         $    (454)   $   62,022
Issuance of shares to retirement savings plan..................       --            --            --               227
Public offering of Class A common stock........................       --            --            --            41,892
Private placement of Class C common stock for subordinated note
 payable.......................................................       --            --            --            13,023
Conversion of Class B common stock.............................       --            --            --            --
Exercise of employee stock options.............................       --            --            --               146
Excess of purchase price over carrying amount of settlement
 rights retired................................................         (382)       --            --              (382)
Accretion of settlements rights................................       (4,742)       --            --            (4,742)
Preferred stock dividends......................................       (1,781)       --            --            (1,781)
Foreign currency translation adjustment........................       --              (632)       --              (632)
Net loss.......................................................      (18,560)       --            --           (18,560)
                                                                 ------------  -------------  -----------  ------------
Balance, December 31, 1992.....................................   $ (126,052)    $    (632)    $    (454)   $   91,213
Issuance of shares to retirement savings plan..................       --            --            --               472
Conversion of Class B common stock.............................       --            --            --            --
Exercise of employee stock options.............................       --            --            --               279
Excess of purchase price over carrying amount of settlement
 rights retired................................................          (16)       --            --               (16)
Accretion of settlement rights.................................       (3,525)       --            --            (3,525)
Preferred stock dividends......................................       (1,781)       --            --            (1,781)
Foreign currency translation adjustment........................       --              (512)       --              (512)
Net income.....................................................          512        --            --               512
                                                                 ------------  -------------  -----------  ------------
Balance, December 31, 1993.....................................   $ (130,862)    $  (1,144)         (454)   $   86,642
Conversion of preferred stock..................................       --            --            --            --
Conversion of Class C common stock, net of expenses............       --            --            --              (276)
Exercise of employee stock options.............................       --            --            --               441
Accretion of settlement rights.................................      (19,503)                                  (19,503)
Preferred stock dividends......................................         (148)       --            --              (148)
Foreign currency translation adjustment........................       --              (209)       --              (209)
Net income.....................................................       22,299        --            --            22,299
                                                                 ------------  -------------  -----------  ------------
Balance, December 31, 1994.....................................   $ (128,214)    $  (1,353)    $    (454)   $   89,246
                                                                 ------------  -------------  -----------  ------------
                                                                 ------------  -------------  -----------  ------------

          See accompanying notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                             (DOLLARS IN THOUSANDS)

                                                                               1994         1993        1992
                                                                            -----------  ----------  -----------
Cash flows from operating activities:
  Net income (loss).......................................................  $    22,299  $      512  $   (18,560)
  Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
    Noncash interest and amortization of debt issuance costs..............          717         651        4,611
    Stock appreciation rights.............................................        4,922         500          550
    Depreciation..........................................................       14,676      16,268       14,499
    Amortization:
      Broadcast program rights............................................        2,300       2,188        2,118
      Goodwill and other assets...........................................       12,622      11,912       11,643
    Writedown of program rights...........................................      --            1,678      --
    Write-off of foreign investment.......................................      --           --            3,260
    Write-off of fixed assets.............................................          570       1,685      --
    Loss on sale of assets................................................        1,439      --          --
    (Gain) loss on retirement of debt.....................................      --             (435)       3,594
    Other.................................................................         (444)        117         (456)
    Changes in certain assets and liabilities, net of effects of acquisitions:
      Accounts receivable.................................................       (1,123)       (345)     (11,463)
      Other assets........................................................         (385)        597         (911)
      Accounts payable and accrued expenses...............................       (3,459)      2,273        2,206
      Deferred revenue....................................................       (4,501)      3,329        5,978
                                                                            -----------  ----------  -----------
        Net cash provided by operating activities.........................       49,633      40,930       17,069
                                                                            -----------  ----------  -----------
Cash flows from investing activities:
  Acquisitions, net of cash acquired......................................       (6,926)     (5,106)     (11,901)
  Capital expenditures....................................................      (13,271)    (18,534)     (15,531)
  Proceeds from sale of property and equipment............................        3,999         152          107
  Purchase of in-store marketing rights...................................       (1,662)       (834)     --
                                                                            -----------  ----------  -----------
        Net cash used in investing activities.............................      (17,860)    (24,322)     (27,325)
                                                                            -----------  ----------  -----------
Cash flows from financing activities:
  Long-term borrowings....................................................      114,626      91,970      377,600
  Retirements:
    Long-term debt........................................................     (103,676)    (96,795)    (400,288)
    Broadcast program rights payable......................................       (2,834)     (3,229)      (3,868)
    Other long-term liabilities...........................................      --           (1,006)        (295)
  Issuance of common stock................................................          441         279       42,140
  Retirement of settlement rights.........................................      (39,017)     (2,848)      (1,300)
  Dividends on preferred stock............................................         (445)     (1,781)      (1,781)
  Collections on notes receivable.........................................      --           --            1,222
  Payment of offering costs...............................................         (276)     --          --
  Payment of debt issuance costs..........................................         (738)     --           (4,800)
                                                                            -----------  ----------  -----------
        Net cash (used) provided by financing activities..................      (31,919)    (13,410)       8,630
                                                                            -----------  ----------  -----------
Net change during year....................................................         (146)      3,198       (1,626)
Cash and cash equivalents at beginning of year............................        4,416       1,218        2,844
                                                                            -----------  ----------  -----------
Cash and cash equivalents at end of year..................................  $     4,270  $    4,416  $     1,218
                                                                            -----------  ----------  -----------
                                                                            -----------  ----------  -----------
Cash paid for interest....................................................  $    29,906  $   31,141  $    65,258
                                                                            -----------  ----------  -----------
                                                                            -----------  ----------  -----------
Cash paid for income taxes................................................  $     4,575  $    3,160  $       662
                                                                            -----------  ----------  -----------
                                                                            -----------  ----------  -----------

          See accompanying notes to consolidated financial statements.

                  HERITAGE MEDIA CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
    Heritage Media Corporation ("HMC" or "the Company"), through Heritage Media Services, Inc. ("HMSI"), a wholly-owned subsidiary, operates in three segments
- -- in-store marketing and television and radio broadcasting. The Company's in-store marketing operations are conducted in the United States, Canada, The Netherlands, New Zealand and Australia. Broadcasting operations are conducted in the United States. Aggregate assets and revenues of the Company's foreign operations comprise less than 10% of the Company's total assets and revenues.

(A) PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of the Company and all of its subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation.

(B) ACQUISITIONS, GOODWILL AND OTHER INTANGIBLES

    The cost of acquired companies is allocated first to identifiable assets and liabilities based on estimated fair market values. The excess of cost over identifiable assets and liabilities is recorded as goodwill and amortized over a period of 40 years. Costs allocated to identifiable intangible assets are amortized over the remaining estimated useful lives of the assets as determined by underlying contract terms or independent appraisals. Useful lives of license agreements and other intangibles are 25 and 4-10 years, respectively.

    Goodwill and other intangibles at December 31, 1994 and 1993 are summarized as follows (thousands of dollars):

                                                                                   1994         1993
                                                                                -----------  -----------
Goodwill, net of accumulated amortization of $53,625 and
 $43,798......................................................................  $   363,696  $   354,733
License agreements, net of accumulated amortization of $678 and $191..........       12,742        4,227
Other, net of accumulated amortization of $2,861 and $2,800...................        5,850        4,707
                                                                                -----------  -----------
                                                                                $   382,288  $   363,667
                                                                                -----------  -----------
                                                                                -----------  -----------

    The Company continually reevaluates the propriety of the carrying amount of goodwill and other intangibles as well as the related amortization period to determine whether current events and circumstances warrant adjustments to the carrying values and/or revised estimates of useful lives. This evaluation is based on the Company's projection of the undiscounted operating income before depreciation, amortization and interest over the remaining lives of the amortization periods of related goodwill and intangible assets. The projections are based on the historical trend line of actual results since the commencement of operations and adjusted for expected changes in operating results. To the extent such projections indicate that the undiscounted operating income (as defined above) is not expected to be adequate to recover the carrying amounts of related intangibles, such carrying amounts are written down by charges to expense. At this time, the Company believes that no significant impairment of the goodwill and other intangibles has occurred and that no reduction of the estimated useful lives is warranted.

(C) CASH EQUIVALENTS

    For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. At December 31, 1994, cash equivalents were comprised of overnight repurchase agreements that totaled $2,998,000.

                  HERITAGE MEDIA CORPORATION AND SUBSIDIARIES

(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
(D) INVENTORY

    Inventory consists of display devices used in the Company's in-store marketing programs. Such amounts are stated at the lower of average cost or market.

(E) PROPERTY AND EQUIPMENT

    Property and equipment is recorded at cost. Depreciation is provided by the straight-line method over the estimated useful lives of the assets. The useful lives of the Company's property and equipment are as follows:

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

    The Company continually reevaluates the propriety of the carrying amounts of broadcast program rights to determine if circumstances warrant adjustments to the carrying values. As a result, the Company recorded writedowns of program rights of $1,678,000 during the year ended December 31, 1993.

(G) DEBT ISSUANCE COSTS

    Debt issuance costs are recorded at cost and are amortized using the interest method over the period of the related debt agreement.

(H) REVENUES

    Revenues from in-store marketing are derived primarily from providing advertising, promotion and production services in retail stores and by selling advertising time to national advertisers on an in-store music entertainment network. Revenues from in-store marketing are recognized over the contract period of the related advertising program as the services are performed and those from advertisements on the in-store music network are recognized when the commercial is aired.

    Television and radio broadcasting revenues are primarily derived from local, regional and national advertising and network compensation. Advertising revenues are recognized upon the airing of commercials, while network revenues are recognized monthly as earned. Revenues are presented net of advertising agency and national sales representatives' commissions.

(I) BARTER TRANSACTIONS

    The Company exchanges unsold advertising time for products and services. These transactions are reported at the estimated fair market value of the product or service received. Barter revenues are recorded when the commercials are broadcast and barter expenses are recorded when merchandise or

                  HERITAGE MEDIA CORPORATION AND SUBSIDIARIES

(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) services are used. If merchandise or services are received prior to the broadcast of a commercial, a liability is recorded. Likewise, a receivable is recorded if a commercial is broadcast before the goods or services are received. Barter amounts are not significant to the Company's consolidated financial statements.

(J) EARNINGS (LOSS) PER SHARE

    The earnings (loss)  per common  share is  computed by  dividing net  income
(loss), adjusted for accretion and premium on retirement of the settlement rights and dividends on preferred stock for applicable years by the weighted average number of Class A and Class C common shares, and one-half of the weighted average number of Class B common shares, outstanding during each year, after giving retroactive effect to a one-for-four reverse stock split in March 1992 (note 6). Common stock purchase options, preferred stock and settlement rights have been excluded from the computation as their effect is antidilutive or immaterial. Following is a reconciliation of net income (loss) to net income
(loss) applicable to common stock for the years ended December 31, 1994, 1993 and 1992:

                                                                         1994       1993        1992
                                                                      ----------  ---------  ----------
                                                                           (THOUSANDS OF DOLLARS)
Net income (loss)...................................................  $   22,299  $     512  $  (18,560)
Accretion and premium on retirement of settlement rights............     (19,503)    (3,541)     (5,124)
Dividends on preferred stock........................................        (148)    (1,781)     (1,781)
                                                                      ----------  ---------  ----------
    Net loss applicable to common stock.............................  $    2,648  $  (4,810) $  (25,465)
                                                                      ----------  ---------  ----------
                                                                      ----------  ---------  ----------

(K) INCOME TAXES

    Prior to 1993, deferred income taxes were provided for the effects of items reported for tax purposes in periods different from those used for financial reporting purposes in accordance with Accounting Principles Board Opinion No. 11.

    In February 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 required the Company to change, effective January 1, 1993, from the deferred method to the asset and liability method of accounting for deferred income taxes. Under the asset and liability method, deferred income taxes are provided by applying enacted statutory rates in effect at the balance sheet date to differences between the book and tax bases of assets and liabilities. The resulting deferred tax liabilities, and assets in some cases, are adjusted to reflect changes in tax laws or rates as they occur. The Company implemented the provisions of SFAS 109 in the first quarter of 1993 without restating prior years' financial statements. This change did not have a significant effect on the Company's consolidated financial statements.

(L) FOREIGN CURRENCY TRANSLATION

    For foreign operations, the balance sheet accounts are translated at the current year-end exchange rate and income statement items are translated at the average exchange rate for the year. Resulting translation adjustments are presented as a separate component of stockholders' equity. Foreign transaction exchange gains and losses are recognized as income or expense; such amounts were not material in any of the years presented.

(2) ACQUISITIONS AND DISPOSITIONS

(A) IN-STORE MARKETING

    In December 1990, the Company began investing in Supermarket Visions, Ltd. ("SVL"), an in-store marketing company operating in the United Kingdom. Cash investments in SVL preferred stock

                  HERITAGE MEDIA CORPORATION AND SUBSIDIARIES

(2) ACQUISITIONS AND DISPOSITIONS (CONTINUED) and advances totaled $994,000 during 1992. During 1992, the Company recorded $2,162,000 of writedowns of the Company's investment in SVL. Also during 1992, the Company recorded additional costs of $1,098,000 incurred during the shutdown of SVL. SVL ceased operations in September 1992 and was liquidated in the fourth quarter of 1992. All such writedowns and shutdown costs are included in other expense, net for the respective years.

    On October 18, 1991, the Company entered into a joint venture agreement to purchase in-store marketing companies in Europe for an initial investment of $511,000. In April 1992, the Company invested an additional $2.2 million in the joint venture which concurrently acquired a 65% interest in an in-store marketing company in The Netherlands.

    On February 28, 1992, the Company amended its Joint Operating Agreement with Muzak Limited Partnership whereby the Company purchased various in-store marketing assets for a purchase price of $5,000,000. Consideration paid by the Company consisted of $850,000 cash and a $4,150,000 note due in fluctuating quarterly installments with the balance due January 31, 1999.

    During 1993,  the Company  reached a  settlement with  the Internal  Revenue
Service ("IRS") in regards to certain preacquisition tax liabilities of Actmedia, Inc. ("Actmedia"), an in-store marketing subsidiary of the Company. The Company had previously recorded federal tax liability purchase reserves of approximately $3,900,000. As a result of the settlement, the Company paid approximately $800,000 to the IRS and reduced goodwill for the remaining reserves.

    On February 1, 1994, the Company acquired for $2,000,000 the assets of two in-store marketing companies operating in New Zealand and Australia.

    On October 26, 1994, the Company acquired the stock of Strategium Media, Inc., a Canadian in-store marketing company, for $17,811,000. The acquisition was financed with proceeds of a bank credit agreement with two Canadian banks (note 4).

(B) TELEVISION AND RADIO

    During the years ended December 31, 1994, 1993 and 1992, the Company acquired the following radio stations (thousands of dollars):

                       STATION/MARKET                                  DATE             COST
- -------------------------------------------------------------  ---------------------  ---------
KCFX/Kansas City, KS.........................................           June 1, 1992  $   3,884
WOFX/Cincinnati, OH..........................................           June 1, 1992      4,011
WKLX/Rochester, NY...........................................          July 22, 1993      4,918
WEZW/Milwaukee, WI...........................................        January 6, 1994      6,021
KIHT/St. Louis, MO...........................................         March 15, 1994      7,754

    On October 11, 1994, the Company sold television station KDLT in Sioux Falls, South Dakota, for $3,999,000, and recognized a loss on the sale of $1,439,000.

                  HERITAGE MEDIA CORPORATION AND SUBSIDIARIES

(2) ACQUISITIONS AND DISPOSITIONS (CONTINUED)
    The acquisitions discussed above were recognized in the consolidated financial statements as follows (thousands of dollars):

                                                                          1994       1993       1992
                                                                       ----------  ---------  ---------
Working capital deficit..............................................  $   (2,765) $    (732) $    (375)
Goodwill and other intangibles.......................................      33,319      4,972      9,311
Other noncurrent assets..............................................       1,574        866      7,280
Long-term debt.......................................................     (25,025)    --         (4,150)
Other long-term liabilities..........................................        (177)    --           (165)
                                                                       ----------  ---------  ---------
  Total cash paid, net of cash acquired..............................  $    6,926  $   5,106  $  11,901
                                                                       ----------  ---------  ---------
                                                                       ----------  ---------  ---------

(C) PRO FORMA INFORMATION (UNAUDITED)

    The following summary presents unaudited pro forma consolidated results of operations for the Company and its subsidiaries assuming (a) the acquisitions and dispositions of (i) the radio and television stations acquired and sold during 1994 and 1993 and (ii) the in-store marketing companies acquired during 1994 and (b) the 1994 and 1993 settlement rights retirements discussed in note 5 and the conversion of preferred stock discussed in note 6 had occurred on January 1, 1993 (thousands of dollars, except per share information):

                                                                                YEARS ENDED DECEMBER 31,
                                                                                ------------------------
                                                                                   1994         1993
                                                                                -----------  -----------
Net revenues..................................................................  $   325,845  $   302,223
                                                                                -----------  -----------
                                                                                -----------  -----------
Income (loss) before extraordinary items......................................  $    20,248  $      (888)
                                                                                -----------  -----------
                                                                                -----------  -----------
Income (loss) per common share before extraordinary items.....................  $      1.16  $      (.05)
                                                                                -----------  -----------
                                                                                -----------  -----------

    The pro forma amounts assume that the financing requirements of the acquisitions were met by actual debt issuances, assuming that all such financings were completed on January 1, 1993. The pro forma amounts are not necessarily indicative of what the results would actually have been if the transactions had been consummated earlier and are not intended to be an indication of operating results expected to be achieved in the future.

(D) SUBSEQUENT EVENTS

    In January 1995, the Company acquired Powerforce Services, an in-store merchandise services company, for $6,300,000 and contingent payments of up to $1,000,000 if certain operating results are achieved.

    In February 1995, the Company agreed to purchase KXYQ-AM/FM in Portland, Oregon and KKCJ-FM in Kansas City, Missouri in two separate transactions for cash and other consideration aggregating $14,000,000. Completion of these acquisitions is subject to approval of the Federal Communications Commission.

                  HERITAGE MEDIA CORPORATION AND SUBSIDIARIES

(3) ACCRUED EXPENSES
    Accrued expenses at December 31, 1994 and 1993 are summarized as follows (thousands of dollars):

                                                                               1994       1993
                                                                             ---------  ---------
Payroll and employee benefits..............................................  $  12,636  $   4,431
Store commissions..........................................................      9,109      9,630
Interest...................................................................      2,871      2,957
License fees...............................................................        677        646
Other......................................................................     10,533     14,928
                                                                             ---------  ---------
                                                                             $  35,826  $  32,592
                                                                             ---------  ---------
                                                                             ---------  ---------

(4) LONG-TERM DEBT
    Long-term debt at December 31, 1994 and 1993 is summarized as follows (thousands of dollars):

                                                                                   1994         1993
                                                                                -----------  -----------
Senior Notes (a)..............................................................  $   150,000  $   150,000
Credit agreement (b)..........................................................      121,000      110,500
Senior subordinated notes (c).................................................       50,000       50,000
Canadian credit agreement (d).................................................       19,165      --
Other (e).....................................................................       11,360        4,489
                                                                                -----------  -----------
                                                                                    351,525      314,989
                                                                                -----------  -----------
Less current installments.....................................................       11,823        2,076
                                                                                -----------  -----------
                                                                                $   339,702  $   312,913
                                                                                -----------  -----------
                                                                                -----------  -----------

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

(b) In conjunction with the issuance of the Senior Notes, HMSI entered into a credit agreement ("the Credit Agreement") with a group of banks providing for an $80 million term loan and a reducing revolving credit facility of up to $50 million (increased to $75 million effective February 9, 1994). Quarterly principal payments under the Credit Agreement commenced on December 31, 1994 and continue until June 1999. At December 31, 1994, $32,500,000 of additional borrowings were available under the Credit Agreement. HMSI pays an annual commitment fee equal to 0.5% of the unadvanced portion of the Credit Agreement. Loans under the Credit Agreement bear interest at rates based on the agent bank's base rate, a Eurodollar rate or a CD rate plus a margin depending on HMSI's ratio of consolidated total debt to operating cash flow (as defined). At December 31, 1994, the weighted average interest rate was 6.31% under the Eurodollar option. The loans under the Credit Agreement are secured by the stock of substantially all subsidiaries of the Company. The initial borrowings under the Credit Agreement, together with proceeds obtained from the issuance of the Senior Notes were used to prepay balances outstanding under HMSI's previous credit agreement. HMSI recognized an extraordinary loss of $2,242,000 on this refinancing in 1992.

(c) On October 1, 1992, the Company retired certain outstanding indebtedness through the issuance of $50 million of 11% Senior Subordinated Notes ("the Notes") due October 1, 2002. The Notes

                  HERITAGE MEDIA CORPORATION AND SUBSIDIARIES

(4) LONG-TERM DEBT (CONTINUED)
    are redeemable, in whole or in part, at the Company's option at any time on or after October 1, 1997, at amounts decreasing from 105.5% to 100% of par at October 1, 1999. The Notes are subordinated to the Senior Notes, HMSI's credit agreement and all other indebtedness of the Company and its subsidiaries. The Company recognized a net extraordinary gain of $834,000 on this refinancing.

(d) In connection with the acquisition of Strategium Media, Inc., the Company's Canadian subsidiary entered into a credit agreement with two Canadian banks providing for a Cdn $27 million (US $19 million) term loan and a Cdn $2 million (US $1.4 million) revolving credit facility. At December 31, 1994, approximately Cdn $1,740,000 (US $1,235,000) of additional borrowings were available under this credit agreement. Repayments under the term loan are made quarterly, commencing September 30, 1995, and continue through December 1999. Borrowings under the revolving credit facility must be repaid on October 25, 1995. Borrowings under this credit agreement bear interest at the lender's prime rate plus the applicable margin. At December 31, 1994, the interest rate was 9.5%. Borrowings under this credit agreement are guaranteed by HMC and secured by the assets of Strategium Media, Inc.

(e) Other debt bears interest at varying rates ranging from 6% to 11% at December 31, 1994 and consists primarily of notes payable, capital lease obligations and industrial development revenue bonds due in varying amounts through 2004. During 1992 and 1993, the Company extinguished certain outstanding indebtedness with face amounts of $37,183,000 and $3,235,000, respectively, prior to scheduled maturity, resulting in an extraordinary loss of $2,186,000 in 1992 and an extraordinary gain of $435,000 in 1993.

    The loan agreements described above require the Company and/or its subsidiaries to comply with various financial and other covenants, including the maintenance of certain operating and financial ratios and they contain substantial limitations on, or prohibitions of, dividends, additional indebtedness, liens, capital expenditures, asset sales and certain other items.

    The Company is currently highly leveraged, and it is expected to continue to have a high level of debt for the foreseeable future. As a result of its leverage  and  in order  to  repay existing  indebtedness,  the Company  will be required to generate substantial operating cash flow, refinance its indebtedness, make asset sales or effect some combination of the foregoing. The ability of the Company to meet these requirements will depend on, among other things, prevailing economic conditions and financial, business and other factors, some of which are beyond the control of the Company. Further, being primarily a holding company of operating companies through HMSI, the Company's ability to repay its indebtedness incurred at the parent company level will be limited by restrictions on the ability of HMSI under the Credit Agreement and Senior Note Indenture to declare and pay dividends to the Company. Under the Credit Agreement, which is the most restrictive of the loan agreements at December 31, 1994, the total amount of dividends that could be paid by HMSI to the Company was $13,694,000. Such dividends are not permitted if, as a result of such payments, a default would occur under the Credit Agreement. As a result of the foregoing restrictions, consolidated net assets of HMSI totaling approximately $127,192,000 at December 31, 1994 are not available to the Company to pay dividends or repay debt.

    Aggregate annual maturities of long-term debt for each of the years in the five year period ending December 31, 1999 are $11,823,000; $19,350,000; $30,464,000; $42,566,000; and $43,433,000, respectively.

                  HERITAGE MEDIA CORPORATION AND SUBSIDIARIES

(5) SETTLEMENT RIGHTS
    In connection with the Actmedia acquisition in 1989, the Company issued approximately 7,553,000 settlement rights. These rights originally entitled the holders to receive cash or Class A or Class C common stock having a value equal to approximately 18% of the fair market value of the business, properties and assets of Actmedia as a going concern at specified future dates. The settlement rights were initially recorded at their estimated fair value at the date of issuance which approximated $7,553,000. From time to time the Company estimated the value of the settlement rights and, to the extent that such estimate of value exceeded the carrying value, such excess was accreted by the interest method to accumulated deficit over the appropriate accounting period.

    During the year ended December 31, 1992 and 1993, the Company purchased certain settlement rights for cash of $1,300,000 and $2,848,000, respectively. During the year ended December 31, 1994, all remaining outstanding settlement rights were retired by the Company for cash of $39,017,000, which resulted in the recognition of settlement rights accretion of $19,503,000, or $1.12 per share.

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

    On March 30, 1992, the common shareholders approved a one-for-four reverse split of the Company's common stock. All per share information and numbers of shares in the accompanying consolidated financial statements and notes thereto have been retroactively restated to reflect the results of this split. Additionally, the shareholders approved the elimination of the Class B common stock effective upon the conversion of each share of Class B common stock to one-half share of Class A common stock. During 1992, 400,000 shares of Class B common stock were converted to Class A common stock and the 1,600,000 shares of Class B common stock outstanding at December 31, 1992 were converted to Class A common stock upon approval by the FCC on July 20, 1993. Thereafter, the authorization of Class B common stock was eliminated from the Company charter.

    On April 23, 1992, the Company issued 4,500,000 shares of Class A common stock in a public offering at $10 per share for net proceeds of $41,892,000. Proceeds were used to reduce certain indebtedness.

    The Company has authorized 60,000,000 shares of preferred stock which can be issued in series with varying preferences and conversion features as determined by the Company's Board of Directors. In February 1992, the Company issued 22,117 shares of Series B preferred stock and 139,828 shares of Series C preferred stock at $100 per share. Each share of preferred stock accrued cumulative dividends at an annual rate of $11 per share, payable quarterly, and unpaid dividends accrued an amount equal to 11% per annum. On February 1, 1994, the Company redeemed all outstanding shares of preferred stock by the issuance of 429,609 shares of Class A and 693,560 shares of Class C common stock.

    In August 1994, the Company adopted a rights plan which provided for the distribution of one right for each outstanding share of the Company's Class A or Class C common stock. The rights, which were distributed on August 29, 1994, entitle the holder to buy one one-hundredth of a share of Series A Junior Participating Preferred Stock ("Series A preferred stock") for $70 per share. Each share of Series A preferred stock entitles the holder to, among other things, 100 votes on all matters submitted to a vote of the Company's shareholders. The rights are exercisable only if a person or group, other

                  HERITAGE MEDIA CORPORATION AND SUBSIDIARIES

(6) STOCKHOLDERS' EQUITY (CONTINUED)
than the Company and certain related entities, acquires 15% or more of the Company's common stock or announces a tender offer, the consummation of which would result in ownership by such person or group of 15% or more of the Company's common stock.

    During 1994, the holders of all outstanding shares of Class C common stock converted such shares into an equal number of shares of Class A common stock.

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

    Following is a summary of activity in the option plan and agreements discussed above for the years ended December 31, 1992, 1993 and 1994:

                                                                       SHARES UNDER    OPTION PRICE
                                                                          OPTION         PER SHARE
                                                                       -------------  ---------------
Balance at December 31, 1991.........................................       574,422   $   11.00-21.00
Granted..............................................................       376,750        4.00-10.00
Exercised............................................................       (14,705)       9.76-13.20
Cancelled under exchange program.....................................      (253,343)       9.75-21.00
Cancelled............................................................       (41,573)       7.50-20.50
                                                                       -------------
Balance at December 31, 1992.........................................       641,551        4.00-20.50
Granted..............................................................       238,100       11.00-19.88
Exercised............................................................       (35,673)       9.76-17.25
Cancelled............................................................       (27,044)       7.50-20.50
                                                                       -------------
Balance at December 31, 1993.........................................       816,934        4.00-20.50
Granted..............................................................       315,500       19.75-24.25
Exercised............................................................       (52,521)       4.00-20.50
Cancelled............................................................       (92,500)       4.00-24.25
                                                                       -------------
Balance at December 31, 1994.........................................       987,413        6.25-24.25
                                                                       -------------
                                                                       -------------

    At December 31, 1994, 467,063 options outstanding under the option plan and agreements discussed above were exercisable and 359,103 shares were available for grant.

    The Company has a Retirement Savings Plan ("the Plan") whereby participants may contribute portions of their annual compensation to the Plan and certain contributions may be made at the

                  HERITAGE MEDIA CORPORATION AND SUBSIDIARIES

(7) EMPLOYEE BENEFIT PLANS (CONTINUED)
discretion of the Company based on criteria set forth in the Plan agreement. Participants are generally 100% vested in Company contributions after five years of employment with the Company. For the years ended December 31, 1994, 1993 and 1992, Company expenses under the Plan were approximately $854,000, $809,000 and $501,000, respectively.

    The Company does not provide post-employment or post-retirement benefits.

(8) OTHER NONRECURRING COSTS
    In 1993, the Company made the decision to upgrade its existing in-store marketing radio network to a satellite-based delivery system. As a result, certain personnel and facilities utilized by the former tape-based system were no longer needed in the Company's operations. During the fourth quarter of 1993, the Company recorded a provision for the following writedowns and costs in connection with the change (thousands of dollars):

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
                                                                     ---------
                                                                     ---------

    The system upgrades began in October 1993 and continued into 1994. As of December 31, 1994, the Company had paid all costs accrued in 1993 together with $450,000 of additional costs which were charged to expense in 1994.

    The Company has a Stock Appreciation Rights Plan ("the SAR Plan") under the terms of which certain Actmedia employees could be granted a total of 250,000 stock appreciation units. Upon termination of the Plan in January 1995, unit holders received payments aggregating $6,522,000 which consisted of cash of $3,800,000 and 105,900 shares of the Company's Class A common stock with a total fair value of $2,722,000. The shares issued upon termination of the SAR Plan cannot be sold by the unit holders until January 1996. For the years ended December 31, 1994, 1993 and 1992, compensation expense accrued under the SAR Plan was $4,922,000, $500,000 and $550,000, respectively.

(9) INCOME TAXES
    As discussed in note 1, the Company adopted SFAS 109 as of January 1, 1993. As a result of this change in accounting for income taxes, the Company recorded deferred tax assets (net of a valuation allowance of $26,908,000) and corresponding deferred tax liabilities of $7,319,000 on January 1, 1993.

    Total income tax expense for the years ended December 31, 1994, 1993 and 1992 of $2,742,000, $2,944,000 and $1,580,000, respectively, was allocated entirely to operations and consisted primarily of current state income taxes.

                  HERITAGE MEDIA CORPORATION AND SUBSIDIARIES

(9) INCOME TAXES (CONTINUED)
    Income tax expense (benefit) differed from the amounts computed by applying the statutory U.S. federal income tax rates to income (loss) before income taxes and extraordinary items as a result of the following (thousands of dollars):

                                                                           YEARS ENDED DECEMBER 31
                                                                       --------------------------------
                                                                          1994       1993       1992
                                                                       ----------  ---------  ---------
Computed "expected" tax expense (benefit)............................  $    8,764  $   1,057  $  (4,551)
Increase (reduction) in income taxes resulting from:
  Addition to (use of) net operating loss carryforwards..............     (10,645)    (2,627)     1,988
  Amortization of goodwill...........................................       3,966      3,131      3,959
  Other, net -- primarily state income taxes.........................         657      1,383        184
                                                                       ----------  ---------  ---------
    Net income tax expense...........................................  $    2,742  $   2,944  $   1,580
                                                                       ----------  ---------  ---------
                                                                       ----------  ---------  ---------

    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 1994 and 1993 are presented below (thousands of dollars):

                                                                                    1994        1993
                                                                                 ----------  ----------
Deferred tax assets:
  Net operating loss carryforwards.............................................  $   26,848  $   19,700
  Capital loss carryforwards...................................................       2,417       2,521
  Other........................................................................       3,226       3,677
                                                                                 ----------  ----------
    Total gross deferred tax assets............................................      32,491      25,898
  Less valuation allowance.....................................................     (26,105)    (17,936)
                                                                                 ----------  ----------
    Net deferred tax assets....................................................       6,386       7,962
                                                                                 ----------  ----------
Deferred tax liabilities:
  Property and equipment, primarily due to differences in depreciation.........       6,067       7,397
  Other........................................................................         319         565
                                                                                 ----------  ----------
    Total deferred tax liabilities.............................................       6,386       7,962
                                                                                 ----------  ----------
    Net deferred tax liability.................................................  $   --      $   --
                                                                                 ----------  ----------
                                                                                 ----------  ----------

    During 1994 and 1993, the valuation allowance related to the Company's deferred tax assets was increased by $8,169,000 and decreased by $8,972,000, respectively.

    Deferred tax assets and liabilities are computed by applying the U.S. federal income tax rates in effect to the gross amounts of temporary differences and other tax attributes, such as net operating loss and capital loss carryforwards. Deferred tax assets and liabilities relating to state income taxes are not material.

    The Company expects the net deferred tax assets at December 31, 1994 to be realized as a result of the reversal during the carryforward period of existing taxable temporary differences giving rise to deferred tax liabilities.

    At December 31, 1994, the Company has net operating loss carryforwards for federal income tax purposes of approximately $63,863,000 which are available to offset future taxable income, if any, through 2007. Additionally, the Company has restricted net operating loss carryforwards of approximately $12,845,000 that can only be used to offset future taxable income, if any, of certain subsidiaries of the Company, through 2005. To the extent that such net operating loss carryforwards are used,

                  HERITAGE MEDIA CORPORATION AND SUBISIDIARIES

(9) INCOME TAXES (CONTINUED)

$12,845,000 will be credited to goodwill, $36,893,000 will be credited to stockholders' equity and the remainder will be credited to income tax expense. The Company also has capital loss carryforwards of approximately $6,900,000 which are available to offset future capital gains, if any, through 1997.

(10) COMMITMENTS AND CONTINGENCIES

(A) LEASES AND CONTRACTS

    The Company and its subsidiaries lease certain real property, transportation and other equipment under noncancellable operating leases expiring at various dates through 2010. The Company also has long-term contractual obligations to two major broadcast ratings firms that provide monthly ratings services. Minimum commitments under all noncancellable leases and contracts for the years ending December 31, 1995 through 1999 were $10,084,000, $7,189,000, $4,722,000,
$2,796,000 and $2,740,000, respectively.

    Lease, rental and contractual expense for the years ended December 31, 1994, 1993 and 1992 amounted to approximately $8,139,000, $7,907,000 and $5,423,000, respectively.

(B) BROADCAST PROGRAM RIGHTS

    The Company has entered into contracts for broadcast program rights that expire at various dates during the next five years. Contracts totaling approximately $1,653,000 relate to programs which are not currently available for use and, therefore, are not reflected as assets or liabilities in the accompanying consolidated balance sheet at December 31, 1994. The aggregate minimum payments under contracts for programs currently available (those included on the consolidated balance sheet at December 31, 1994) and programs not currently available (those not included on the consolidated balance sheet at December 31, 1994) are approximately $2,054,000, $1,151,000, $601,000, $398,000 and $209,000 for the years ending December 31, 1995 through 1999, respectively.

    The   Company  entered  into  contracts  for  broadcast  program  rights  of approximately $2,129,000, $2,084,000 and $2,181,000 during the years ended December 31, 1994, 1993 and 1992, respectively.

(C) LITIGATION

    The Company is a party to lawsuits which are generally incidental to its business. Management of the Company does not believe the resolution of such matters will have a significant effect on its financial position or results of operations.

(11) FAIR VALUE OF FINANCIAL INSTRUMENTS
    The following table (thousands of dollars) presents the carrying amounts and estimated fair values of the Company's financial instruments for which the estimated fair value of the instrument differs significantly from its carrying amounts at December 31, 1994 and 1993. FASB Statement No. 107, DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.

                                                             1994                        1993
                                                  --------------------------  --------------------------
                                                    CARRYING                    CARRYING
                                                     AMOUNT      FAIR VALUE      AMOUNT      FAIR VALUE
                                                  ------------  ------------  ------------  ------------
Long-term debt -- Senior Notes..................  $   (150,000) $   (152,250) $   (150,000) $   (164,250)
Long-term debt -- Senior Subordinated Notes.....       (50,000)      (49,000)      (50,000)      (54,500)

                  HERITAGE MEDIA CORPORATION AND SUBISIDIARIES

(11) FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)
    The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

        Cash and cash equivalents, accounts receivable and accounts payable: The carrying amount of these assets and liabilities approximates fair value because of the short maturity of these instruments.

        Long-term debt: The fair values of the Company's Senior Notes and Senior Subordinated Notes are based on market quotes obtained from dealers. As amounts outstanding under the Company's credit agreements bear interest at current market rates, their carrying amounts approximate fair market value.

(12) SEGMENT INFORMATION
    Information relating to the Company's business segments as of and for the years ended December 31, 1994, 1993 and 1992 is as follows (thousands of dollars):

                                                                  1994            1993          1992
                                                             --------------  --------------  -----------
Net revenues:
  In-store marketing.......................................  $   230,111     $   216,319     $   186,445
  Television...............................................       46,732          41,517          39,703
  Radio....................................................       40,785          33,369          24,743
                                                             --------------  --------------  -----------
    Total..................................................  $   317,628     $   291,205     $   250,891
                                                             --------------  --------------  -----------
                                                             --------------  --------------  -----------
Operating income (loss):
  In-store marketing.......................................  $    37,163(a)  $    21,870(a)  $    15,877
  Television...............................................       15,737          10,707(b)       11,357
  Radio....................................................        8,681           5,981           3,260
  Corporate................................................       (3,743)         (3,563)         (2,944)
                                                             --------------  --------------  -----------
    Total..................................................  $    57,838     $    34,995     $    27,550
                                                             --------------  --------------  -----------
                                                             --------------  --------------  -----------
Selling, general and administrative expenses:
  In-store marketing.......................................  $    44,422     $    42,650     $    34,815
  Television...............................................       12,296          11,183          10,233
  Radio....................................................       16,226          14,473          11,160
  Corporate................................................        3,656           3,454           2,822
                                                             --------------  --------------  -----------
    Total..................................................  $    76,600     $    71,760     $    59,030
                                                             --------------  --------------  -----------
                                                             --------------  --------------  -----------
Depreciation, amortization and writedown of program rights:
  In-store marketing.......................................  $    15,428     $    16,850     $    15,098
  Television...............................................        7,863           9,460(b)        8,280
  Radio....................................................        3,920           3,438           2,642
  Corporate................................................           87             110             122
                                                             --------------  --------------  -----------
    Total..................................................  $    27,298     $    29,858     $    26,142
                                                             --------------  --------------  -----------
                                                             --------------  --------------  -----------

                  HERITAGE MEDIA CORPORATION AND SUBISIDIARIES

(12) SEGMENT INFORMATION (CONTINUED)

                                                                  1994            1993          1992
                                                             --------------  --------------  -----------
Identifiable assets:
  In-store marketing.......................................  $   289,559     $   269,437     $   274,908
  Television...............................................      151,127         162,183         167,158
  Radio....................................................       64,439          51,336          47,289
  Corporate................................................        7,619           9,893           6,941
                                                             --------------  --------------  -----------
    Total..................................................  $   512,744     $   492,849     $   496,296
                                                             --------------  --------------  -----------
                                                             --------------  --------------  -----------
Capital expenditures:
  In-store marketing.......................................  $    10,153     $    13,612     $    18,186
  Television...............................................        2,332           4,271           1,987
  Radio....................................................        2,809           1,845           1,884
  Corporate................................................           97              76              41
                                                             --------------  --------------  -----------
    Total (c)..............................................  $    15,391     $    19,804     $    22,098
                                                             --------------  --------------  -----------
                                                             --------------  --------------  -----------

(a) Includes nonrecurring expenses of $4,922,000 in 1994 relating to stock appreciation rights and $3,000,000 in 1993 relating to the shut-down of certain in-store marketing facilities.

(b) Includes writedowns of program rights of $1,678,000.

(c) Includes amounts relating to fixed assets obtained in acquisitions, fixed asset additions from barter agreements, and translation adjustments of $2,120,000, $1,270,000 and $6,567,000 in 1994, 1993 and 1992, respectively.

    In 1993, one customer in the in-store marketing segment accounted for 10% of the Company's net revenues for the year, and, in 1992, one customer accounted for 11% of the Company's net revenues.

    During 1994, the in-store marketing segment reversed certain commission accruals of $1,700,000 which were made in prior years.

                  HERITAGE MEDIA CORPORATION AND SUBISIDIARIES

(13) QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                        FIRST     SECOND      THIRD      FOURTH
                                                       QUARTER    QUARTER    QUARTER     QUARTER       TOTAL
                                                      ---------  ---------  ---------  -----------  -----------
                                                          (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
1994:
  Net revenues......................................  $  65,313  $  70,025  $  75,488  $   106,802  $   317,628
  Gross profit......................................     31,043     38,525     41,191       55,899      166,658
  Operating income..................................      7,307     13,222     14,803       22,506       57,838
  Income (loss) before extraordinary items..........       (604)     2,759      6,313       13,831       22,299
  Net income (loss).................................       (604)     2,759      6,313       13,831       22,299
  Income (loss) per share before extraordinary
   items............................................       (.20)      (.80)       .36          .79          .15
  Net income (loss) per share.......................       (.20)      (.80)       .36          .79          .15
1993:
  Net revenues......................................  $  59,520  $  67,924  $  65,886  $    97,875  $   291,205
  Gross profit......................................     27,928     31,212     31,269       49,704      140,113
  Operating income..................................      6,503      8,637      6,259       13,596       34,995
  Income (loss) before extraordinary items..........     (2,522)      (337)    (1,918)       4,854           77
  Net income (loss).................................     (2,522)      (337)    (1,483)       4,854          512
  Income (loss) per share before extraordinary
   items............................................       (.22)      (.08)      (.22)         .20         (.32)
  Net income (loss) per share.......................       (.22)      (.08)      (.19)         .20         (.29)

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

    Extraordinary gains in 1993 relate to early extinguishment of debt.

    Results of the fourth quarter of 1993 include $3,000,000 of nonrecurring charges relating to the upgrade of the Company's in-store marketing radio network (note 8).

                                                                    SCHEDULE III

                           HERITAGE MEDIA CORPORATION

                      FINANCIAL INFORMATION OF REGISTRANT
                            CONDENSED BALANCE SHEETS
                           DECEMBER 31, 1994 AND 1993
                             (DOLLARS IN THOUSANDS)
                                     ASSETS

                                                                                            1994          1993
                                                                                        ------------  ------------
Current assets........................................................................  $        875  $    --
Property and equipment, net of depreciation...........................................         1,181       --
Goodwill and other intangibles, net of amortization...................................         6,712         2,496
Investment in and advances to subsidiaries, at equity.................................       141,064       159,074
Other assets, net.....................................................................       --                 30
                                                                                        ------------  ------------
                                                                                        $    149,832  $    161,600
                                                                                        ------------  ------------
                                                                                        ------------  ------------

                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities...................................................................  $      2,325  $      1,848
Long-term debt, excluding current portion.............................................        58,261        53,596
                                                                                        ------------  ------------
      Total liabilities...............................................................        60,586        55,444
                                                                                        ------------  ------------
Settlement rights.....................................................................       --             19,514
Stockholders' equity:
  Preferred stock.....................................................................       --             16,195
  Common stock:
    Class A...........................................................................           175           123
    Class C...........................................................................       --                 41
  Additional paid-in capital..........................................................       219,092       202,743
  Accumulated deficit.................................................................      (128,214)     (130,862)
  Accumulated foreign currency translation adjustments................................        (1,353)       (1,144)
  Treasury stock at cost..............................................................          (454)         (454)
                                                                                        ------------  ------------
      Total stockholders' equity......................................................        89,246        86,642
                                                                                        ------------  ------------
                                                                                        $    149,832  $    161,600
                                                                                        ------------  ------------
                                                                                        ------------  ------------

           See accompanying notes to condensed financial information.

                           HERITAGE MEDIA CORPORATION
                      FINANCIAL INFORMATION OF REGISTRANT
                       CONDENSED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                             (DOLLARS IN THOUSANDS)

                                                                                  1994       1993        1992
                                                                               ----------  ---------  ----------
Cash flows from operating activities:
  Net income (loss)..........................................................  $   22,299  $     512  $  (18,560)
  Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
    Equity in losses (undistributed earnings) of subsidiaries................     (28,999)    (6,695)      6,532
    Noncash interest.........................................................      --         --           3,990
    Depreciation and amortization............................................         421      1,514       1,455
    Other....................................................................      --            (95)      2,451
    Change in assets and liabilities, net of acquisitions....................      (1,044)       175         245
                                                                               ----------  ---------  ----------
      Net cash used by operating activities..................................      (7,323)    (4,589)     (3,887)
                                                                               ----------  ---------  ----------
Cash flows from investing activities:
  Investment in and advances to subsidiaries.................................       1,831     (2,201)    (19,937)
  Acquisitions, net of cash acquired.........................................      (2,457)    --          (4,075)
  Dividends from subsidiaries................................................      47,922     11,581      19,104
  Capital expenditures.......................................................        (563)    --          --
  Proceeds from sale of property.............................................      --             13         101
                                                                               ----------  ---------  ----------
      Net cash provided (used) by investing activities.......................      46,733      9,393      (4,807)
                                                                               ----------  ---------  ----------
Cash flows from financing activities:
  Retirements of long-term debt and broadcast program rights payable.........        (245)      (175)    (31,742)
  Issuance of common stock...................................................      --         --          42,140
  Collections on notes receivable............................................      --         --           1,140
  Dividends on preferred stock...............................................        (148)    (1,781)     (1,781)
  Payment of settlement rights...............................................     (39,017)    --          --
  Purchase of settlement rights..............................................      --         (2,848)     (1,300)
                                                                               ----------  ---------  ----------
      Net cash provided (used) by financing activities.......................     (39,410)    (4,804)      8,457
                                                                               ----------  ---------  ----------
Net change during year.......................................................      --         --            (237)
Cash and cash equivalents at beginning of year...............................      --         --             237
                                                                               ----------  ---------  ----------
Cash and cash equivalents at end of year.....................................  $   --      $  --      $   --
                                                                               ----------  ---------  ----------
                                                                               ----------  ---------  ----------
Cash paid for interest.......................................................  $    5,725  $   5,669  $   32,292
                                                                               ----------  ---------  ----------
                                                                               ----------  ---------  ----------

           See accompanying notes to condensed financial information.

                           HERITAGE MEDIA CORPORATION

                      FINANCIAL INFORMATION OF REGISTRANT
                       CONDENSED STATEMENTS OF OPERATIONS

                  YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                             (DOLLARS IN THOUSANDS)

                                                                                  1994       1993        1992
                                                                                ---------  ---------  ----------
Net revenues..................................................................  $   1,761  $   1,673  $    1,559
                                                                                ---------  ---------  ----------
Expenses:
  Cost of services............................................................        681     --          --
  Selling, general and administrative.........................................        726     --          --
  Depreciation and amortization...............................................        421      1,514       1,455
                                                                                ---------  ---------  ----------
                                                                                    1,828      1,514       1,455
                                                                                ---------  ---------  ----------
    Operating income (loss)...................................................        (67)       159         104
                                                                                ---------  ---------  ----------
Other expense:
  Interest....................................................................     (6,070)    (5,731)     (7,995)
  Other, net..................................................................       (563)      (611)     (4,971)
                                                                                ---------  ---------  ----------
                                                                                   (6,633)    (6,342)    (12,966)
                                                                                ---------  ---------  ----------
    Loss before equity in income (losses) of subsidiaries and extraordinary
     items....................................................................     (6,700)    (6,183)    (12,862)
Equity in income (losses) of subsidiaries before extraordinary items..........     28,999      6,260      (2,104)
                                                                                ---------  ---------  ----------
    Income (loss) before extraordinary items..................................     22,299         77     (14,966)
Extraordinary items:
  Gain on early extinguishment of debt........................................     --         --             834
  Equity in extraordinary items of subsidiary -- gain (loss) on early
   extinguishment of debt.....................................................     --            435      (4,428)
                                                                                ---------  ---------  ----------
    Net income (loss).........................................................  $  22,299  $     512  $  (18,560)
                                                                                ---------  ---------  ----------
                                                                                ---------  ---------  ----------

           See accompanying notes to condensed financial information.

                           HERITAGE MEDIA CORPORATION
                    NOTES TO CONDENSED FINANCIAL INFORMATION
                        DECEMBER 31, 1994, 1993 AND 1992

(1) GENERAL
    The accompanying condensed financial information of Heritage Media Corporation ("Registrant" or the "Company") should be read in conjunction with the consolidated financial statements of the Registrant included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.

    Heritage Media Corporation is primarily a holding company.

(2) ACQUISITION
    On March 15, 1994, the Company acquired KIHT-FM in St. Louis, Missouri for cash and other consideration aggregating $7,750,000. This acquisition was recognized in the condensed financial statements as follows (thousands of dollars):

Working capital deficit............................................  $    (177)
Property and equipment.............................................        715
Goodwill and other intangibles.....................................      7,035
Long-term debt.....................................................     (5,116)
                                                                     ---------
    Total cash paid................................................  $   2,457
                                                                     ---------
                                                                     ---------

(3) OTHER
    See note 6 to consolidated financial statements for a description of the common stock of the Company.

                                                                   SCHEDULE VIII

                  HERITAGE MEDIA CORPORATION AND SUBSIDIARIES

                        ALLOWANCE FOR DOUBTFUL ACCOUNTS

                  YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                             (DOLLARS IN THOUSANDS)

                                                            BALANCE     ADDITIONS    ADDITIONS
                                                              AT       CHARGED TO     CHARGED                   BALANCE
                                                           BEGINNING    COSTS AND    TO OTHER                  AT END OF
DESCRIPTION                                                OF PERIOD    EXPENSES     ACCOUNTS     WRITEOFFS     PERIOD
- --------------------------------------------------------  -----------  -----------  -----------  -----------  -----------
Year ended December 31, 1994............................   $   2,778    $   2,186    $  --        $   1,885    $   3,079
                                                          -----------  -----------  -----------  -----------  -----------
                                                          -----------  -----------  -----------  -----------  -----------
Year ended December 31, 1993............................   $   1,487    $   3,382    $  --        $   2,091    $   2,778
                                                          -----------  -----------  -----------  -----------  -----------
                                                          -----------  -----------  -----------  -----------  -----------
Year ended December 31, 1992............................   $   1,527    $   1,590    $  --        $   1,630    $   1,487
                                                          -----------  -----------  -----------  -----------  -----------
                                                          -----------  -----------  -----------  -----------  -----------