Form 10-Q
period 1995-03-31
HERITAGE MEDIA CORP
filed 1995-05-15
CIK 821020

================================================================
               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                      ____________________

                            FORM 10-Q

   /X/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT FOR THE QUARTER ENDED MARCH 31, 1995.

   / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 FOR THE TRANSACTION PERIOD FROM __________ TO _________.

               COMMISSION FILE NUMBER: 1-100155

                      ____________________

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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               CLASS                 OUTSTANDING AT MAY 5, 1995
     Class A, $.01 Par Value                 17,674,784

PART I. SUMMARIZED FINANCIAL INFORMATION
Item 1. Financial Statements

         HERITAGE MEDIA CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEETS
                   (DOLLARS IN THOUSANDS)


                              ASSETS
                                         (UNAUDITED)
                                           MARCH 31, DECEMBER 31,
                                             1995       1994
                                         __________  ___________
Current assets:
 Cash and cash equivalents                $  7,869     4,270
 Trade receivables, net                     46,185    51,096
 Prepaid expenses and other                  3,214     2,936
 Inventory                                   6,108     5,711
 Broadcast program rights                    1,511     1,518
 Deferred income taxes                       4,621     3,369
                                          ________  ________
    Total current assets                    69,508    68,900
Acquisition escrow deposits                  2,350        -
Property and equipment, net                 55,448    54,799
Goodwill and other intangibles, net        383,713   382,288
Noncurrent broadcast program rights          1,309     1,429
Deferred finance costs, net                  3,695     3,870
Other assets                                 2,890     2,861
                                          ________  ________
                                          $518,913   514,147
                                          ========  ========


            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Current installments of long-term debt
 (note 2)                                  $11,953    11,823
 Accounts payable                           11,123    16,906
 Accrued expenses                           36,022    35,826
 Broadcast program rights payable            1,371     1,842
 Deferred advertising revenues              16,474    13,864
                                          ________   _______
     Total current liabilities              76,943    80,261
Long-term debt, excluding current portion
 (note 2)                                  341,966   339,702
Broadcast program rights payable,
 excluding current portion                     763       918
Other long-term liabilities                  1,369       651
Deferred income taxes                        3,952     3,369
Stockholders' equity:
 Common stock, $.01 par value:
  Class A - 40,000,000 shares authorized.
  Issued,17,703,628 shares in 1995 and
  17,548,716 shares in 1994                    177       175
 Additional paid-in capital                222,163   219,092
 Accumulated deficit                      (126,722) (128,214)
 Accumulated foreign currency translation
  adjustments                               (1,244)   (1,353)
 Class A common stock in treasury, at cost
  (32,828 shares in 1995 and 1994)            (454)     (454)
                                          ________  ________
   Total stockholders' equity               93,920    89,246
Commitments and contingencies (note 3)
                                          ________   _______
                                          $518,913  $514,147
                                          ========  ========


See accompanying notes to consolidated financial statements.

          HERITAGE MEDIA CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF OPERATIONS
        (DOLLARS IN THOUSANDS, EXCEPT SHARE INFORMATION)
                         (UNAUDITED)

                                          THREE MONTHS
                                         ENDED MARCH 31,
                                        1995         1994
                                      _______       _______
Net revenues:
  In-store marketing                    $64,324      47,910
  Television                             10,245       9,579
  Radio                                   8,694       7,824
                                        _______     _______
                                         83,263      65,313
                                        _______     _______
Costs and expenses:
  Cost of services:
    In-store marketing                   42,153      29,756
    Television                            2,426       2,424
    Radio                                 1,957       2,090
  Selling, general and administrative    18,843      16,215
  Depreciation                            3,685       3,970
  Amortization of goodwill and other
    assets                                3,337       2,951
                                        _______     _______
                                         72,401      57,406
                                        _______     _______
    Operating income                     10,862       7,907
                                        _______     _______
Other expense:
  Interest, net                          (8,634)     (7,105)
  Other, net                               (184)       (635)
                                        _______     _______
                                         (8,818)     (7,740)
                                        _______     _______
    Income before income taxes            2,044         167
Income taxes                               (552)       (771)
                                        _______     _______
      Net income (loss)                  $1,492        (604)
                                        =======     =======
Net income (loss) applicable to
 common stock                            $1,492      (3,495)
                                        =======     =======
Weighted average common shares
 outstanding                         17,624,133  17,077,135
                                     ==========  ==========
Net income (loss) per common share        $0.08       (0.20)
                                        =======     =======

See accompanying notes to consolidated financial statements

         HERITAGE MEDIA CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CASH FLOWS
         THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                   (DOLLARS IN THOUSANDS)
                        (UNAUDITED)


                                                        1995     1994
                                                      _______   _______
Cash flows from operating activities:
 Net income (loss)                                     $1,492     (604)
 Adjustments to reconcile net income (loss)
  to net cash provided by operating activities:
   Noncash interest and amortization of debt
    issuance costs                                        157      180
   Depreciation                                         3,685    3,970
   Amortization:
    Broadcast program rights                              524      492
    Goodwill and other assets                           3,337    2,951
   Other                                                   88      583
   Changes in certain assets and liabilities,
    net of effects of acquisitions:
     Accounts receivable                                9,571      909
     Other assets                                        (542)     646
     Payment of stock appreciation rights              (3,800)       -
     Accounts payable and accrued expense              (2,228)  (2,388)
     Increase (decrease) in deferred revenue            1,949   (1,948)
                                                       ______   _______
      Net cash provided by operating activities        14,233    4,791
                                                       ______   _______

Cash flows from investing activities:
 Acquisitions and investments, net                     (9,035)  (7,522)
 Capital expenditures                                  (3,309)  (2,890)
 Purchase of in-store marketing rights                   (305)    (539)
                                                     ________  ________
      Net cash used by investing activities           (12,649) (10,951)
                                                     ________  ________
Cash flows from financing activities:
 Long-term borrowings                                  28,803   19,246
 Retirements:
  Long-term debt                                      (26,563) (15,834)
  Broadcast program rights payable                       (599)    (761)
  Issuance of common stock                                374        7
  Dividends on preferred stock                              -     (445)
  Payment of debt issuance costs                            -     (222)
                                                      _______   _______
      Net cash provided by financing activities          2,015    1,991
                                                      _______   _______

Net change during period                                3,599   (4,169)
Cash and cash equivalents at beginning of period        4,270    4,416
                                                      _______   _______

Cash and cash equivalents at end of period             $7,869      247
                                                      =======  ========

Cash paid for interest                                 $2,541    1,382
                                                      =======  ========
Cash paid for income taxes                               $305    1,936
                                                      =======  ========


See accompanying notes to consolidated financial statements.

          HERITAGE MEDIA CORPORATION AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       March 31, 1995

                        (UNAUDITED)


NOTE 1.         RESULTS OF OPERATIONS.

     The results of operations for the interim periods reported are not necessarily indicative of results to be expected for the year. The information reflects all adjustments (none of which were other than normal recurring items) which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods. It is suggested that this interim period financial information be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

NOTE 2.         LONG-TERM DEBT.

     Long-term debt at March 31, 1995 and December 31, 1994 is summarized as follows:

                                (DOLLARS IN THOUSANDS)
                                MARCH 31,   DECEMBER 31,
                                _________   ____________
                                  1995         1994
HMSI senior notes$              $150,000      150,000
HMSI credit agreement            123,400      121,000
HMC senior subordinated notes     50,000       50,000
Canadian credit agreement         19,275       19,165
Other                             11,244       11,360
                                --------      -------
                                 353,919      351,525
Less current installments         11,953       11,823
                                --------      -------
                                $341,966      339,702
                                ========      =======

     Long-term debt increased by $2.4 million during the three month period ended March 31, 1995 due to credit agreement borrowings primarily for the Power Force acquisition completed during the quarter and the pending acquisitions' escrow deposits (see note 3). An additional $3.6 million of the term facility was reclassified to current installments at March 31, 1995 per the HMSI credit agreement. This amount was offset by the $3.6 million principal payment made on the term facility in the first quarter.

NOTE 3.         ACQUISITIONS.

     In January 1995, the Company completed its acquisition of Powerforce Services, an in-store merchandise services company, for $6.3 million and contingent payments of up to $1 million if certain operating results are achieved. Included in the Company's financial results for the first quarter of 1995 were Powerforce revenues in excess of $10 million which exceeded the comparable 1994 period by approximately 25%. The operating loss of $.2 million in 1995 was level with 1994.

     In February 1995, the Company agreed to purchase KXYQ-AM/FM in Portland, Oregon and, KKCJ-FM in Kansas City, Missouri in two separate transactions for cash and other consideration aggregating $14 million. Escrow deposits totaling $2.4 million have been made in relation to the acquisitions. The Company included the financial results of KKCJ-FM from March 1995 under the terms of a Local Marketing Agreement ("LMA"). No significant revenues or operating expenses were recognized for the period ending March 31, 1995. Completion of these acquisitions is subject to approval of the Federal Communications Commission.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS:  FIRST QUARTER 1995 COMPARED TO 1994

     Consolidated net revenues of $83.3 million increased 27% over the 1994 revenues of $65.3 million. Operating income of $10.9 million in 1995 exceeded the comparable 1994 period by 37%. Net income of $1.5 million improved significantly versus a $.6 million loss in 1994. The improvement in the Company's operating results for the 1995 period primarily reflects revenue growth from advertising print products and ActNow, additional revenues from Actmedia Canada, and the Powerforce acquisition by the In-store Marketing Group and increased local and national advertising revenues by the Television and Radio Groups. The improvement in income per share of $.08 in 1995 versus a $.20 per share loss in 1994 was due to the improved results from operations and a $.16 per share impact of settlement rights accretion and preferred dividends in 1994. All comparisons, unless otherwise noted, are for the three-month period ended March 31, 1995 versus the comparable 1994 period.

     IN-STORE MARKETING. The In-store Marketing Group contributed $64.3 million of revenues in 1995, an increase of 34%, compared to $47.9 million in 1994. The growth of advertising and ActNow revenues, additional revenues from Actmedia Canada and the Powerforce acquisition were the major contributors. Advertising revenues totaled $13.1 million in 1995, an increase of 24% compared to 1994 and ActNow revenues improved by 16% to $5.8 million. International revenues of $6.4 million grew by 72% versus 1994, as Actmedia Canada contributed an additional $2.6 million of revenues. The Powerforce acquisition added over $10 million of revenues in the 1995 period.

     In-store Marketing operating income of $6 million increased by 32%, from $4.6 million in the 1994 period, due primarily to increased revenues. The operating margin was approximately 9% in both periods as the higher margin associated with the advertising revenues was offset by the lower Powerforce operating margin. Excluding the operating results of Powerforce, which operates with a higher level of variable expenses, the In-store Marketing Group's operating margin increased to 12% in 1995 versus 9% in 1994.

     TELEVISION. The Television Group generated $10.2 million of revenues in 1995, a 7% increase compared to $9.6 million in 1994. Revenues improved 14% compared to 1994 on a same station basis excluding the South Dakota station sold in October 1994. The Television Bureau of Advertising Time Sales Survey reported that industry-wide gross local revenues increased by 9% and national revenues were up 8% compared to 1994. The Television Group's local revenues increased 9% and national revenues improved 24% compared to the 1994 period on a same station basis. All of the Television Group's stations generated improved revenues and operating income in 1995 compared to the 1994 period.

     Operating income of $3.9 million increased by 43% compared to 1994 primarily as a result of the higher revenues and favorable mix of increased national revenues. The operating margin improved from 30% in 1994 to 38% in 1995 on a same station basis. The Oklahoma City, Pensacola, and Plattsburgh stations contributed 89% of the operating income improvement.

     RADIO. The Radio Advertising Bureau reported that national revenues grew 14% and local spot revenues improved 9% in the first quarter of 1995 versus the same period in 1994 for the radio industry. Net revenues of the Radio Group increased by 11% from $7.8 million in 1994 to $8.7 million in 1995. The Radio Group's local and national revenues grew by 9% and 36%, respectively. The significant contributors to the revenue growth were the St. Louis and Rochester duopolies and the Portland stations. The Cincinnati station's revenues declined due to the direct format competition previously discussed.

     Operating income grew from $1.4 million in 1994 to $1.7 million in 1995 primarily as a result of the increased revenues as the operating margin improved from 17% in 1994 to 20% in 1995.

     CORPORATE EXPENSES. Corporate expenses of $.7 million in 1995 were level with the 1994 period.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization of $7.0 million in 1995 increased by 1% compared to 1994.

     INTEREST EXPENSE. Interest expense increased from $7.1 million in 1994 to $8.6 million in the 1995 period due to both higher interest rates and higher debt levels.

     OTHER EXPENSE. Other expense in 1994 included $.6 million of noncash expense for accrued stock appreciation rights. The payment of the rights was completed in January 1995.

     NET INCOME (LOSS). Primarily as a result of an additional $3 million of operating income reduced by the increased interest expense, the Company improved its operating results from a $.6 million loss in 1994 to $1.5 million of net income in 1995.

LIQUIDITY AND CAPITAL RESOURCES

     Cash flows provided by operating activities totaling approximately $14 million in 1995 increased compared to approximately $5 million in 1994 due primarily to the improved operating results plus an additional $7 million provided by lower working capital requirements. In 1995, cash flows from operations of $14 million were principally utilized for net capital expenditures and investments ($3.3 million), acquisitions ($9 million), and debt principal payments ($3.6 million).

     At March 31, 1995, the Company, through its Heritage Media Services, Inc. subsidiary ("HMSI"), had a bank credit facility (the "Credit Agreement"). HMSI is the Company's subsidiary which owns ACTMEDIA and the Company's broadcasting properties. The credit facility was comprised of an $80 million term loan which began to amortize on December 31, 1994, and continues until June 1999, and a $75 million reducing revolving credit facility. Such facilities had decreased as of March 31, 1995 to $76.4 million and $71.6 million respectively. At March 31, 1995, $76.4 million of the term loan facility and $47 million of the revolving credit facility were outstanding and $24.6 million of additional borrowings were available under the Credit Agreement. The Credit Agreement includes a number of financial and other covenants, including the maintenance of certain operating and financial ratios and limitations on or prohibitions of dividends, indebtedness, liens, capital expenditures, asset sales and certain other items. Loans under the Credit Agreement are guaranteed by the Company and HMSI's domestic subsidiaries and are secured by a pledge of the capital stock of HMSI and its domestic subsidiaries.

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

     The Company expects the major requirements for cash for the remainder in 1995 to include $12 million to acquire the Portland and Kansas City radio stations, $7.5 million for debt principal payments, lease and contractual obligations of $8 million, and approximately $11 million for capital expenditures. The Company has various financial options to meet these cash requirements including cash on hand, projected cash provided from operations, and available liquidity under the Credit Agreement.

================================================================

                                 SIGNATURE

     Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        HERITAGE MEDIA CORPORATION

Dated: May 10, 1995             by        /s/   David N. Walthall
                                        __________________________
                                        David N. Walthall
                                        President and Chief Executive Officer

Dated: May 10, 1995             by        /s/   James P. Lehr
                                        __________________________
                                        James P. Lehr
                                        Vice President and Controller
                                        Principal Accounting Officer