Form 10-Q
period 1995-06-30
HERITAGE MEDIA CORP
filed 1995-08-14
CIK 821020

                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                          ____________________

                                FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT FOR THE QUARTER ENDED JUNE 30, 1995.

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             CLASS                  OUTSTANDING AT AUGUST 4, 1995
             _____                  _____________________________
     Class A, $.01 Par Value                  17,693,806

PART I.  SUMMARIZED FINANCIAL INFORMATION
Item 1.  Financial Statements

            HERITAGE MEDIA CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS
                        (Dollars in thousands)

                                ASSETS

                                                   (unaudited)
                                                     June 30,  December 31,
                                                       1995         1994
                                                    ________     ________


Current assets:
 Cash and cash equivalents                            $2,593       4,270
 Trade receivables, net                               60,240      51,096
 Prepaid expenses and other                            4,469       2,936
 Inventory                                             6,262       5,711
 Broadcast program rights                              1,247       1,518
 Deferred income taxes                                 5,263       3,369
                                                    ________     _______
             Total current assets                     80,074      68,900

Acquisition escrow deposit  (note 3)                   2,000         -
Property and equipment, net                           56,701      54,799
Goodwill and other intangibles, net                  387,157     382,288
Noncurrent broadcast program rights                    1,210       1,429
Deferred finance costs, net                            3,733       3,870
Other assets                                           2,967       2,861
                                                    ________     _______
                                                    $533,842     514,147
                                                    ========     =======

             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Current installments of long-term debt             $  2,356      11,823
 Accounts payable                                     13,797      16,906
 Accrued expenses                                     29,681      35,826
 Broadcast program rights payable                      1,167       1,842
 Deferred advertising revenues                        18,658      13,864
                                                    ________     ________
     Total current liabilities                        65,659      80,261
Long-term debt, excluding current portion (note 2)   361,675     339,702
Broadcast program rights payable, excluding current
 portion                                                 574         918
Other long-term liabilities                            1,456         651
Deferred income taxes                                  4,594       3,369
Stockholders' equity:
  Common stock, $.01 par value:
    Class A - 40,000,000 shares authorized.
    Issued, 17,717,511 shares in 1995 and
    17,548,71 shares in 1994                             177         175
  Additional paid-in capital                         222,272     219,092
  Accumulated deficit                               (120,987)   (128,214)
  Accumulated foreign currency translation
   adjustments                                        (1,124)     (1,353)
  Class A common stock in treasury, at cost
   (38,828 shares in 1995 and 1994)                     (454)       (454)
                                                    ________     ________
          Total stockholders' equity                  99,884      89,246
Commitments and contingencies (note 3)
                                                    ________     ________
                                                    $533,842     $514,147
                                                    ========     ========

See accompanying notes to consolidated financial statements.

                HERITAGE MEDIA CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
              (Dollars in thousands, except share information)
                                 (unaudited)

                                                  Three Months            Six Months
                                                 ended June 30,         ended June 30,
                                           ______________________    ____________________
                                             1995        1994          1995        1994
                                           _________    _________    _______     ________
Net revenues:
 In-store marketing                           $84,201      48,371     148,525     96,281
 Television                                    11,717      11,674      21,962     21,253
 Radio                                         11,176       9,980      19,870     17,804
                                             ________    ________   _________    ________
                                              107,094      70,025     190,357     135,338
                                             ________    ________   _________    ________
Costs and expenses:
 Cost of services:
 In-store marketing                            57,181      26,505      99,334     56,261
 Television                                     2,528       2,556       4,954      4,980
 Radio                                          2,629       2,439       4,586      4,529
 Selling, general and administrative           20,368      17,279      39,211     33,494
 Depreciation                                   3,606       3,667       7,291      7,637
 Amortization of goodwill and other assets      3,485       3,357       6,822      6,308
 Other nonrecurring charges                       -         1,000         -        1,600
                                             ________    ________   _________    ________
                                               89,797      56,803    162,198     114,809
                                             ________    ________   _________    ________
Operating income                               17,297      13,222      28,159     20,529
                                             ________    ________   _________    ________
Other expense:
 Interest, net                                 (8,842)     (7,353)    (17,476)   (14,458)
 Loss on sale of assets                           -        (1,600)         -      (1,600)
 Other, net                                      (406)       (597)       (590)      (632)
                                             ________    ________   _________    ________
                                               (9,248)     (9,550)   (18,066)    (16,690)
                                             ________    ________   _________    ________
  Income before income taxes                    8,049       3,672      10,093      3,839
Income taxes                                   (2,314)       (913)     (2,866)    (1,684)
                                             ________    ________   _________    ________
 Net income                                    $5,735       2,759       7,227       2,155
                                             ========    ========   =========   ========
Net income (loss) applicable to common stock   $5,735     (14,002)      7,227    (17,497)
                                             ========    ========   =========   ========
Weighted average common shares outstanding     17,678      17,465      17,651     17,272
                                             ========    ========   =========   ========
Net income (loss) per common share              $0.32       (0.80)       0.41      (1.01)
                                             ========    ========   =========   ========

See accompanying notes to consolidated financial statements.

                   HERITAGE MEDIA CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Six Months Ended June 30, 1995 and 1994
                              (Dollars in thousands)
                                   (unaudited)


                                                                   1995        1994
                                                                 ________    ________
     Cash flows from operating activities:
      Net income                                                  $7,227      2,155
      Adjustments to reconcile net income to net cash
       provided by operating activities:
        Noncash interest and amortization of debt issuance costs     373        377
      Stock appreciation rights                                        -       1,600
      Depreciation                                                 7,291      7,637
      Amortization:
        Broadcast program rights                                   1,030      1,002
        Goodwill and other assets                                  6,822      6,308
      Other                                                         (223)         3
     Write-off of fixed assets                                       318        570
     Loss on assets held for sale                                     -       1,600
     Changes in certain assets and liabilities
      net of effects of acquisitions:
       Accounts receivable                                        (4,484)     1,951
       Other assets                                               (2,651)      (221)
       Payment of stock appreciation rights                       (3,800)        -
       Accounts payable and accrued expenses                      (5,344)    (6,983)
       Deferred revenue                                            4,133     (3,688)
                                                                 _______    _______
        Net cash provided by operating activities                 10,692     12,311
                                                                 _______    _______
     Cash flows from investing activities:
      Acquisitions and investments, net                          (16,114)    (7,726)
      Capital expenditures                                        (7,248)    (5,921)
      Purchase of in-store marketing rights                         (422)      (830)
                                                                 _______    _______
        Net cash used by investing activities                    (23,784)   (14,477)
                                                                 _______    _______
     Cash flows from financing activities:
      Long-term borrowings                                        75,035     44,072
      Retirements:
       Long-term debt                                            (62,682)   (42,116)
       Broadcast program rights payable                           (1,194)    (1,441)
      Issuance of common stock                                       483         18
      Dividends on preferred stock                                    -        (445)
      Purchase and related costs of settlement rights                 -        (229)
      Payment of offering costs                                       -        (276)
      Payment of debt issuance costs                                (227)      (222)
                                                                 _______    _______
        Net cash provided (used) by financing activities          11,415       (639)
                                                                 _______    _______
     Net change during period                                     (1,677)    (2,805)
     Cash and cash equivalents at beginning of period              4,270      4,416
                                                                 -------    -------
     Cash and cash equivalents at end of period                   $2,593      1,611
                                                                 =======    =======
     Cash paid for interest                                      $16,610     13,904
                                                                 =======    =======
     Cash paid for income taxes                                   $1,657      3,058
                                                                 =======    =======


See accompanying notes to consolidated financial statements

                   HERITAGE MEDIA CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1995

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

NOTE 2.         LONG-TERM DEBT.

     Long-term debt at June 30, 1995 and December 31, 1994 is summarized as follows:

                                      (Dollars in thousands)
                                    June 30,       December 31,
                                      1995             1994
     HMSI senior notes              $150,000         150,000
     HMSI credit agreement           133,400         121,000
     HMC senior subordinated notes    50,000          50,000
     Canadian credit agreement        19,538          19,165
     Other                            11,093          11,360
                                    ________        ________
                                     364,031         351,525
     Less current installments         2,356          11,823
                                    ________        ________
                                    $361,675         339,702
                                    ========        ========

     Long-term debt increased by $12.5 million during the six-month period ended June 30, 1995. The increase was primarily due to credit agreement borrowings for the Powerforce Services acquisition completed during the first quarter, the completion of the acquisition of KXYQ-AM/FM in Portland, Oregon during the second quarter and the pending acquisition's escrow deposit (see
Note 3). All current installments related to the term facility of the HMSI credit agreement were reclassified to long-term debt due to the amendment of the credit agreement completed during the quarter (for further discussion of the amendment see Liquidity and Capital Resources in Management's Discussion and Analysis of Financial Condition and Results of Operations).

NOTE 3.         ACQUISITIONS.

     In January 1995, the Company completed its acquisition of Powerforce Services, an in-store merchandise services company, for $6.3 million and contingent payments of up to $1 million if certain operating results are achieved. Included in the Company's financial results for the six months ended June 30, 1995 were Powerforce revenues of $33 million which exceeded the comparable 1994 period by approximately 29%. The operating income of $.1 million in 1995 was slightly better than 1994.

     In June 1995, the Company completed its acquisition of KXYQ-AM/FM in Portland, Oregon for $7 million creating a duoploy in the market. The station's call letters were changed to KKRH-AM/FM. No significant revenues or operating expenses were recognized for the period ending June 30, 1995.

     In July 1995, the Company completed its acquisition of KKCJ-FM in Kansas City, Missouri for $2 million in cash and a $5 million note payable due January 3, 1996 creating the Company's fifth duopoly. At June 30, 1995, an escrow deposit of $2 million had been made. Subsequently the station's call letters have been changed to KCIY-FM. The Company included financial results of KCIY-FM from March 1995 under the terms of a Local Marketing Agreement ("LMA"). For the six-month period ended June 30, 1995 revenues of $118,000 and an operating loss of $270,000 were included in the consolidated results under the LMA.

     The acquisitions discussed above were recognized in the consolidated June 30, 1995 balance sheet as follows:

                         (Dollars in thousands)
          Working capital, net                             $ 1,879
          Other noncurrent assets                            3,638
          Goodwill and other intangibles                    11,232
          Long-term liabilities and debt                      (635)
                                                           ________
Total cash paid, net of cash acquired,
 including $2 million escrow deposit                       $16,114
                                                           =======


     Assuming the acquisitions discussed above and the Infonet acquisition in October 1994 were consummated on January 1, 1994, consolidated revenues and net income on a proforma basis for the six months ended June 30, 1994 would have been $166.7 million and $1.1 million, respectively. Loss per share on a proforma basis for the same period would have been $1.08.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS:  SECOND QUARTER 1995 COMPARED TO 1994

     Consolidated net revenues of $107.1 million represented a 53% increase over the 1994 revenues of $70 million. Operating income of $17.3 million in 1995 exceeded the comparable 1994 period by 31%. Net income of $5.7 million improved significantly versus $2.8 million in 1994. The improvement in the Company's operating results for the 1995 period reflects increased revenues and operating income from each of the Company's three operating groups primarily on the strength of national advertising and promotion expenditures. Net income per share of $.32 in 1995 improved versus an $.80 per share loss in 1994 due to the favorable results from operations and the $1.05 per share impact of settlement rights accretion and dividends in 1994. All comparisons, unless otherwise noted, are for the three-month period ended June 30, 1995 versus the comparable 1994 period.

     IN-STORE MARKETING. The In-store Marketing Group contributed $84.2 million of revenues in 1995, an increase of 74%, compared to $48.4 million in 1994. All of the group's product revenues improved versus the 1994 period. The growth of advertising and promotion revenues and additional revenues from the Infonet and Powerforce acquisitions were the major contributors. Advertising revenues totaled $14.6 million in 1995, an increase of 16% compared to 1994. Promotion revenues totaling $22.3 million significantly improved from $12.1 million in 1994. International revenues of $8.4 million exceeded 1994 by 66% primarily due to growth from Actmedia Canada. The Powerforce acquisition added $20.1 million of revenues in the 1995 period.

     Operating income of $10.3 million increased by 39%, from $7.4 million in the 1994 period, due primarily to increased revenues. The 1994 period included a $1 million nonrecurring expense. The operating margin was approximately 12% in 1995 versus 15% in 1994 due to the lower margins associated with promotion services and Powerforce. Excluding the operating results of Powerforce, which operates with a higher level of variable expenses, the In-store Marketing Group's operating margin increased to 16% in 1995.

     TELEVISION. The Television Group revenues of $11.7 million in 1995 were essentially level with 1994. Revenues improved 6% compared to 1994 on a same station basis and the 1994 period included an additional $.5 million of political revenues. The Television Bureau of Advertising Time Sales Survey reported that industry-wide gross local revenues increased by 8% and national revenues were up 6% during the quarter compared to 1994. The Television Group's national revenues increased 21% and local revenues improved 2% compared to the 1994 period on a same station basis. All of the Television Group's stations, except the Charleston, WV station, generated improved revenues and operating income in 1995 compared to the 1994 period.

     Operating income of $4.9 million increased by 14% compared to 1994 primarily as a result of the higher revenues and favorable mix of increased national revenues. The operating margin improved from 39% in 1994 to 42% in 1995 on a same station basis. The Plattsburgh, NY/Hanover, VT stations contributed 59% of the operating income improvement due primarily to a significant increase in national advertising revenues.

     RADIO. The Radio Advertising Bureau reported that combined national revenues grew 10% and local spot revenues improved 10% in the second quarter of 1995 versus the same period in 1994 for the radio industry. Net revenues of the Radio Group increased by 12% from $10 million in 1994 to $11.2 million in 1995. The Radio Group's national and local revenues grew by 15% and 11%, respectively. The significant contributors to the revenue growth were the St. Louis and Rochester duopolies and the Portland stations. The Cincinnati station's revenues declined due to the direct format competition discussed in previous filings.

     Operating income grew from $2.3 million in 1994 to $2.9 million in 1995 primarily as a result of the improved revenues. The operating margin improved from 23% in 1994 to 26% in 1995.

     CORPORATE EXPENSES. Corporate expenses of $.9 million in 1995 increased by $.1 million versus the 1994 period.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization of $7.1 million in 1995 increased by 1% compared to 1994.

     OTHER NONRECURRING. Other nonrecurring expense in 1994 included $1 million of noncash expense for accrued stock appreciation rights. The payment of the rights was completed in January 1995.

     INTEREST EXPENSE. Interest expense increased from $7.4 million in 1994 to $8.8 million in the 1995 period due primarily to higher interest rates and higher debt levels.

     NET INCOME. Primarily as a result of an additional $4 million of operating income reduced by higher interest expense and income taxes, the Company improved its net income from $2.8 million in 1994 to $5.7 million in 1995.

RESULTS OF OPERATIONS:  SIX MONTHS 1995 COMPARED TO 1994

     Consolidated net revenues of $190.4 million increased by 41% over the 1994 revenues of $135.3 million. Operating income of $28.2 million in 1995 exceeded the comparable 1994 period by 37%. Net income of $7.2 million improved significantly versus $2.2 million in 1994. The improvement in the Company's operating results for the 1995 period reflects advertising and promotion revenue growth and additional revenues from Infonet and Powerforce acquisitions by the In-store Marketing Group and increased national and local advertising revenues by the Television and Radio Groups. The income per share of $.41 improved in 1995 versus a $1.01 per share loss in 1994 due to the favorable results from operations and the $1.14 per share impact of settlement rights acrretion and dividends in 1994. All comparisons unless otherwise noted, are for the six-month period ended June 30, 1995 versus the comparable 1994 period.

     IN-STORE MARKETING. The In-store Marketing Group contributed $148.5 million of revenues in 1995, an increase of 54%, compared to $96.3 million in 1994. The growth of advertising and promotion revenues and additional revenues from the Infonet and Powerforce acquisitions were the major contributors. Advertising revenues totaled $27.7 million in 1995, an increase of 20% compared to 1994. Promotion revenues totaling $36.2 million increased 33% compared to 1994. International revenues of $14.8 million grew by 69% versus 1994 as Actmedia Canada contributed an additional $5.6 million of revenues. The Powerforce acquisition added $32.7 million of revenues in the 1995 period.

     Operating income of $16 million increased by 44%, from $11.4 million in the 1994 period due primarily to increased revenues. The 1994 period included a $1.6 million nonrecurring charge. The operating margin was approximately 11% in 1995 versus 12% in 1994 due to Powerforce. Excluding Powerforce, the operating margin was 14% in 1995.

     TELEVISION. The Television Group generated $22 million of revenues in 1995, a 3% increase compared to $21.3 million in 1993. Revenues improved 10% compared to 1994 on a same station basis. The Television Bureau of Advertising Time Sales Survey reported that industry-wide gross local revenues increased by 10% and national revenues were up 8% compared to 1994. The Television Group's national revenues increased by 22% and local revenues improved 5% compared to the 1994 period on a same station basis. The 1994 period also included $.5 million of additional political revenues. All of the Television Group's stations generated improved revenues in 1995 compared to the 1994 period.

     Operating income of $8.8 million increased by 25% compared to 1994 primarily as a result of the higher revenues and favorable mix of increased national revenues. The operating margin improved from 35% in 1994 to 40% in 1995 on a same station basis. The Oklahoma City, Pensacola, and Plattsburgh

     The rate of growth of local and national advertising expenditures in the industry slowed in July and continue to be slow going into August.

     RADIO. The Radio Advertising Bureau reported that combined national revenues grew 12% and local spot revenues improved 10% of 1995 versus the same period in 1994 for the radio industry. Net revenues of the Radio Group increased by 12% from $17.8 million in 1994 to $19.9 million in 1995. The Radio Group's national and local revenues grew by 23% and 11%, respectively. The significant contributors to the revenue growth were the St. Louis and Rochester duopolies and the Portland stations. The Cincinnati station's revenues declined significantly.

     Operating income grew from $3.6 million in 1994 to $4.6 million in 1995 primarily as a result of the improved revenues. The operating margin improved from 20% in 1994 to 23% in 1995.

     The Radio industry has also seen a slowing in the rate of growth of advertising expenditures in the July/August time frame.

     CORPORATE EXPENSES. Corporate expenses of $1.6 million in 1995 increased by $.1 million versus the 1994 period.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization of $14.1 million in 1995 increased by 1% compared to 1994.

     OTHER NONRECURRING. Other nonrecurring expense in 1994 included $1.6 million of noncash expense for accrued stock appreciation rights. The payment of the rights was completed in January 1995.

     INTEREST EXPENSE. Interest expense increased from $14.5 million in 1994 to $17.5 million in the 1995 period due primarily to higher debt levels.

     NET INCOME. Primarily as a result of an additional $7.6 million of operating income reduced by higher interest expense and income taxes, the Company improved its net income from $2.2 million in 1994 to $7.2 million in 1995.

LIQUIDITY AND CAPITAL RESOURCES

     Cash flows provided by operating activities totaling approximately $11 million in 1995 decreased slightly compared to approximately $12 million in 1994 as the improved operating results were more than offset by higher working capital requirements. In 1995, cash flows from operations of $11 million and net borrowings of $12 million were principally utilized for the payment of capital expenditures ($7.2 million) and acquisitions ($16.1 million).

     At June 30, 1995, the Company, through its Heritage Media Services, Inc. subsidiary ("HMSI"), had a $155 million bank credit facility (the "Credit Agreement"). HMSI is the Company's subsidiary which owns ACTMEDIA and the Company's broadcasting properties. The Credit Agreement was comprised of an $80 million term loan which began to amortize on December 31, 1994, continuing until June 1999 and a $75 million reducing revolving credit facility. The Company completed an amendment to the Credit Agreement on May 24, 1995 which renewed the available funds to $151.4 million deferring principal payments to 1997 through 1999. At June 30, 1995, $76.4 million of the term loan facility and $57.0 million of the revolving credit facility were outstanding and $18.0 million of additional borrowings were available under the Credit Agreement. The Credit Agreement includes a number of financial and other covenants, including the maintenance of certain operating and financial ratios and limitations on or prohibitions of dividends, indebtedness, liens, capital expenditures, asset sales and certain other items. Loans under the Credit Agreement are guaranteed by the Company and HMSI's domestic subsidiaries and are secured by a pledge of the capital stock of HMSI and its domestic subsidiaries.

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

     The Company projects that it will generate in excess of $30 million of net cash provided by operations during the remainder of 1995. The Company expects the major requirements for cash for the remainder in 1995 to include $2 million for debt principal payments, lease and contractual obligations of
$6 million, and approximately $8 million for capital expenditures.   As a
result, subject to any future investments and/or acquisitions, the Company anticipates reducing debt outstanding under its Credit Agreement with the remainder of the net cash generated.

                             SIGNATURE


     Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly cased this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        HERITAGE MEDIA CORPORATION

Dated: August 11, 1995          by        /s/   David N. Walthall
                                        ______________________________________
                                        David N. Walthall
                                        President and Chief Executive Officer


Dated: August 11, 1995          by        /s/   James P. Lehr
                                        ______________________________________
                                        James P. Lehr
                                        Vice President and Controller
                                        Principal Accounting Officer