Form 10-Q
period 1995-09-30
HERITAGE MEDIA CORP
filed 1995-11-03
CIK 821020

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                      ____________________

                            FORM 10-Q

     X          QUARTERLY REPORT PURSUANT TO SECTION 13 OR  15(d)
     OF  THE  SECURITIES  EXCHANGE  ACT  FOR  THE  QUARTER  ENDED
     SEPTEMBER 30, 1995.

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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                             Outstanding   at November  3, 1995
_______                           ___________________________________

Class A, $.01 Par Value                        17,708,531




                    PART I.  SUMMARIZED FINANCIAL INFORMATION
                    Item 1.  Financial Statements



                     HERITAGE MEDIA CORPORATION AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS
                                 (Dollars in thousands)

                                          ASSETS
                                                                        (unaudited)
                                                                        September30, December 31,
                                                                             1995        1994

                    Current assets:
                       Cash and cash equivalents                         $1,788       4,270
                       Short-term investments  (note 4)                   4,750                      -
                       Trade receivables, net                            66,308      51,096
                       Prepaid expenses and other                         4,904       2,936
                       Inventory                                          6,201       5,711
                       Broadcast program rights                           1,468       1,518
                       Deferred income taxes                              5,385       3,369
                                                                         _______    _______
                                 Total current assets                    90,804      68,900
                    Property and equipment, net                          58,374      54,799
                    Goodwill and other intangibles, net                 392,046     382,288
                    Noncurrent broadcast program rights                   2,252       1,429
                    Deferred finance costs, net                           3,553       3,870
                    Other assets                                          4,114       2,861
                                                                        ________    _______
                                                                        $551,143    514,147
                                                                        ========   =========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
                    Current liabilities:
                       Note payable  (note 3)                            $5,000         -
                       Current installments of long-term debt  (note 2)   3,278      11,823
                       Accounts payable                                  16,144      16,906
                       Accrued expenses                                  39,867      35,826
                       Broadcast program rights payable                   2,054       1,842
                       Deferred advertising revenues                     21,469      13,864
                                                                         ______      ______
                              Total current liabilities                  87,812      80,261
                    Long-term debt, excluding current portion  (note 2) 347,102     339,702
                    Broadcast program rights payable, excluding current
                     portion                                                841         918
                    Other long-term liabilities                           1,662         651
                    Deferred income taxes                                 5,001       3,369
                    Stockholders' equity:
                       Common stock, $.01 par value:
                         Class A - 40,000,000 shares authorized. Issued,
                           17,736,359 shares in 1995 and 17,548,716 shares
                            in 1994                                         177         175
                       Additional paid-in capital                       222,418     219,092
                       Unrealized gain on investments, net  (note 4)        630         -
                       Accumulated deficit                             (112,610)   (128,214)
                       Accumulated foreign currency translation
                        adjustments                                      (1,436)     (1,353)
                       Class A common stock in treasury, at cost (32,828
                        shares in 1995 and 1994)                          (454)       (454)
                                                                        ________    ________
                                Total stockholders' equity              108,725      89,246
                    Commitments and contingencies  (note 3)             ________    ________
                                                                        $551,143    514,147
                                                                        ========   =========



                    See accompanying notes to consolidated financial statements.










                      HERITAGE MEDIA CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                   (Dollars in thousands, except share information)
                                      (unaudited)

                                                                        Three Months            Nine Months
                                                                     ended September 30,     ended September 30,
                                                                     _____________________   _____________________
                                                                          1995        1994        1995        1994
                    Net revenues:                                      _________   _________   _________    _______

                      In-store marketing                                $86,601      53,371     235,126     149,652
                      Television                                         10,703      11,163      32,665      32,416
                      Radio                                              11,404      10,954      31,274      28,758
                                                                        _______      ______     _______    ________
                                                                        108,708      75,488     299,065     210,826
                    Costs and expenses:                                 _______     _______     _______    ________
                      Cost of services:
                         In-store marketing                              56,044      28,342     155,378      84,603
                         Television                                       2,666       2,683       7,620       7,663
                         Radio                                            3,411       3,272       7,997       7,801
                      Selling, general and administrative                20,180      18,630      59,391      52,124
                      Depreciation                                        3,790       3,222      11,081      10,859
                      Amortization of goodwill and other assets           3,303       3,036      10,125       9,344
                      Other nonrecurring charges                            -         1,500        -          3,100
                                                                         ______      ______     _______     _______
                                                                         89,394      60,685     251,592     175,494
                                                                        _______     _______     _______     _______
                         Operating income                                19,314      14,803      47,473      35,332
                                                                        _______     _______    ________    ________
                    Other expense:
                      Interest, net                                      (8,714)     (7,738)    (26,190)    (22,196)
                      Gain/(loss) on sale of assets  (note 3)               757           -         757      (1,600)
                      Other, net                                           (244)        (52)       (834)       (684)
                                                                         _______     _______    ________    ________
                                                                         (8,201)     (7,790)    (26,267)    (24,480)
                                                                        ________     _______    _________   ________

                         Income before income taxes                      11,113       7,013      21,206      10,852
                    Income taxes                                         (2,736)       (700)     (5,602)     (2,384)
                                                                        ________     ________   ________    _________
                        Net income                                       $8,377       6,313      15,604       8,468
                                                                        ========     ========   ========    =========
                    Net income (loss) applicable to common stock         $8,377       6,313      15,604     (11,183)
                                                                       =========     ========   ========    =========

                    Weighted average common shares outstanding           17,695      17,472      17,666      17,339
                                                                       =========    =========   ========   ==========

                    Net income (loss) per common share                    $0.47        0.36        0.88       (0.64)
                                                                       =========    =========   =========  ==========







                    See accompanying notes to consolidated financial statements.










                      HERITAGE MEDIA CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Nine Months Ended September 30, 1995 and 1994
                                 (Dollars in thousands)
                                      (unaudited)

                                                                          1995        1994
                                                                            ______     ________
                    Cash flows from operating activities:
                      Net income                                        $15,604       8,468
                      Adjustments to reconcile net income to net cash
                        provided by operating activities:
                          Noncash interest and amortization of debt
                           issuance costs                                   561         574
                          Stock appreciation rights                         -         3,100
                          Depreciation                                   11,081      10,859
                          Amortization:
                            Broadcast program rights                      1,534       1,532
                            Goodwill and other assets                    10,125       9,344
                          Other                                            (257)       (537)
                          Write-off of fixed assets                         348         570
                          (Gain)/loss on sale of assets                    (757)      1,600
                          Changes in certain assets and liabilities
                            net of effects of acquisitions:
                              Accounts receivable                       (10,552)      7,017
                              Other assets                               (2,956)     (1,589)
                              Accrued stock appreciation rights          (3,800)        -             -
                              Accounts payable and accrued expenses       4,668      (3,622)
                              Increase (decrease) in deferred revenue     6,944      (2,594)
                                                                        ________    ________
                                   Net cash provided by operating        32,543      34,722
                                          activities                    ________    ________

                    Cash flows from investing activities:
                      Acquisitions, net  (note 3)                       (16,562)     (7,767)
                      Investments  (note 4)                              (3,708)                     -
                      Capital expenditures                              (13,073)     (8,804)
                      Proceeds from sale of assets  (note 3)              1,500                      -
                      Purchase of in-store marketing rights                (596)     (1,048)
                                                                        ________    ________
                         Net cash used by investing activities          (32,439)    (17,619)
                                                                       _________    ________
                    Cash flows from financing activities:
                      Long-term borrowings                               96,647      94,607
                      Retirements:
                        Long-term debt                                  (97,945)    (69,318)
                        Broadcast program rights payable                 (1,689)     (2,126)
                      Issuance of common stock                              628         137
                      Dividends on preferred stock                           -         (445)
                      Purchase and related costs of settlement rights        -      (38,541)
                      Payment of offering costs                              -         (276)
                      Payment of debt issuance costs                       (227)       (222)
                                                                        _________  __________

                       Net cash used by financing activities             (2,586)    (16,184)
                                                                         _______    __________

                    Net change during period                             (2,482)        919
                    Cash and cash equivalents at beginning of period      4,270       4,416
                                                                        _________  ___________
                    Cash and cash equivalents at end of period           $1,788       5,335
                                                                       ==========   ==========
                    Cash paid for interest                              $20,553      15,988
                                                                       ==========   ==========
                    Cash paid for income taxes                           $2,232       3,382
                                                                       ==========   ==========


 See accompanying notes to consolidated financial statements.




           HERITAGE MEDIA CORPORATION AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                       September 30, 1995


                           (Unaudited)


Note 1.        Results of Operations.

      The results of operations for the 1995 interim periods reported are not necessarily indicative of results to be expected for the year. The information reflects all adjustments (none of which were other than normal recurring items) which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods. It is suggested that this interim period financial information be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

Note 2.        Long-term Debt.

      Long-term debt at September 30, 1995 and December 31,  1994 is summarized as follows:

                                       (Dollars in thousands)
                                        September 30,    December 31,
                                             1995             1994
                                        _____________    _____________

          HMSI senior notes             $150,000              150,000
          HMSI credit agreement          120,400              121,000
          HMC senior subordinated notes   50,000               50,000
          Canadian credit agreement       18,980               19,165
          Other                           11,000               11,360
                                        ________              _______
                                         350,380              351,525
          Less current installments        3,278               11,823
                                         _______              _______
                                        $347,102              339,702
                                        ========             ========



   Long-term debt decreased by $1.1 million during the nine-month period ended September 30, 1995. The decrease was primarily due to credit agreement payments mostly offset by borrowings for the Powerforce Services acquisition completed during the first quarter, the completion of the acquisition of KXYQ-AM/FM in Portland, Oregon during the second quarter and the completion of the KKCJ-FM acquisition in Kansas City, Missouri in the third quarter (see note 3).

    In August 1995, the Company entered into several two-year interest rate swap agreements with a total notional principal amount of $50 million to proportionately balance the mix of floating and fixed rate debt. Gains or losses related to these agreements, if not material, will be recognized at the time of settlement which is every six months from the date of the agreement. At September 30, 1995 the fair value of swap agreements approximated its carrying amount.



Notes to Consolidated Financial Statements, (continued)

Note 3.   Acquisitions and Dispositions.

      In January 1995, the Company completed its acquisition of Powerforce Services, an in-store merchandise services company, for $6.3 million and contingent payments of up to $1 million if certain operating results are achieved. Included in the Company's financial results for the nine months ended September 30, 1995 were Powerforce revenues of $53 million which exceeded the comparable 1994 period by approximately 20%. The operating income of $.7 million in 1995 was slightly better than 1994.

     In June 1995, the Company completed its acquisition of KXYQ-AM/FM in Portland, Oregon for $7 million creating a duopoly in the market. The station's call letters were changed to KKRH-AM/FM. Revenues of $249,000 and an operating loss of $236,000 were recognized for the nine-month period ended September 30, 1995.

     In July 1995, the Company completed its acquisition of KKCJ-FM in Kansas City, Missouri for $2 million in cash and a $5 million note payable due January 3, 1996 creating the Company's fifth duopoly. Subsequently the station's call letters were changed to KCIY-FM. The Company included financial results of KCIY-FM from March 1995 under the terms of a Local Marketing Agreement. For the nine-month period ended September 30, 1995 revenues of $373,000 and an operating loss of $413,000 were included in the consolidated results.

      The acquisitions discussed above were recognized in the consolidated September 30, 1995 balance sheet as follows :


                              (Dollars in thousands)


Working capital, net                  $(3,713)
Other noncurrent assets                 2,338
Goodwill and other intangibles         18,572
Long-term liabilities and debt           (635)
                                      ________

Total cash paid, net of cash acquired  $16,562
                                      =========

      Assuming the acquisitions discussed above and the Infonet acquisition in October 1994 were consummated on January 1, 1994, consolidated revenues and net income on a proforma basis for the nine months ended September 30, 1994 would have been $262.2 million  and  $5.9 million, respectively. Loss  per  share  on  a proforma basis for the same period would have been $.79. Proforma results for the nine-month period ended September 30, 1995 are not materially different from historical results for the same period.

      In September 1995, the Company sold the intellectual assets ( including format, call letters, trade name etc.) of WOFX-FM, "The Fox", in Cincinnati, Ohio for $1.5 million and recognized a gain of $.8 million. Concurrently, "The WAVE" was launched with a smooth jazz format and the call letters of the station were changed to WVAE-FM.

     In September 1995, the Company announced the sale of KEVN-TV in Rapid City, South Dakota for $14 million. Upon completion of the sale, the Company expects to recognize a gain of approximately $6 million. The disposition is pending approval by the Federal Communications Commission ("FCC").


Notes to Consolidated Financial Statements, ( continued)

      In September 1995, the Company agreed to purchase radio stations WMYV-FM and WWST-FM serving the Knoxville, Tennessee market for $6.5 million. Completion of these acquisitions is subject to approval by the FCC and will create the Company's sixth duopoly within its eight operating markets.


Note 4.         Short-term Investments.

     Although the Company does not invest in equity securities in the normal course of business, during the third quarter the Company made a short-term investment in marketable equity securities which are available for sale. The investment had a gross unrealized gain of $1 million at September 30, 1995 and is recognized as a separate component of stockholders' equity net of applicable taxes.

Item 2.  Management's  Discussion and Analysis of Financial
      Condition and Results of  Operations.

Results of Operations:  Third Quarter 1995 compared to 1994

      Consolidated net revenues of $108.7 million represented a 44% increase over the 1994 revenues of $75.5 million. Operating income of $19.3 million in 1995 exceeded the comparable 1994 period by 30%. Net income of $8.4 million improved significantly versus $6.3 million in 1994. The improvement in the Company's operating results for the 1995 period is primarily due to increased revenues and operating income in the In-store Marketing Group. The Television and Radio Groups, impacted by a slowdown in the growth of advertising revenues, the absence of KDLT-TV sold in October 1994, the decrease in political revenues in 1995 and the recent acquisition of two underperforming radio stations, generated revenues equal to 1994 and a decrease in operating income. Net income per share of $.47 in 1995 improved versus $.36 per share in 1994 due to the favorable results from operations. All comparisons, unless otherwise noted, are for the three-month period ended September 30, 1995 versus the comparable 1994 period.

       In-store Marketing. The In-store Marketing Group contributed $86.6 million of revenues in 1995, an increase of
62%, compared to $53.4 million in 1994. All of the group's product revenues improved versus the 1994 period. The growth of Instant Coupon Machine (ICM) revenues, promotion revenues and additional revenues from Actmedia Canada and the Powerforce acquisition were the major contributors. ICM revenues totaled $25.1 million in 1995, an increase of 22% compared to 1994. Promotion revenues totaling $17.9 million improved by 41% from $12.7 million in 1994. International revenues of $7.5 million exceeded 1994 by 42% primarily due to growth from Actmedia Canada. The Powerforce acquisition added $20.5 million of revenues in the 1995 period.

      Operating income of $14.3 million increased by 53%, from $9.3 million in the 1994 period, due primarily to increased revenues and an increase in Actmedia's operating margin excluding the Powerforce acquisition. The 1994 period included a $1.5 million nonrecurring expense. The operating margin was approximately 17% in both 1995 and 1994. Excluding the operating results of Powerforce, which operates with a higher level of variable expenses, the In-store Marketing Group's operating margin increased to 21% in 1995.

      Television. The Television Group revenues of $10.7 million in 1995 declined 4% compared to 1994. Revenues increased 4% on a same station basis excluding the Sioux Falls station (sold in October 1994) and approximately $400,000 of political revenues not available in 1995. The Television Bureau of Advertising Time Sales Survey reported that industry-wide gross local revenues increased by 5% and national revenues were up 1% during the quarter compared to 1994. The Television Group's national revenues increased 9%, while local revenues decreased 1% compared to the 1994 period on a same station basis. The Group's operating results were negatively impacted by lower results at the Charleston, WV station.

     Operating income of $3.6 million decreased by 2% compared to 1994 primarily as a result of lower revenues. The operating margin declined from 35% in 1994 to 34% in 1995 on a same station basis. The Plattsburgh, NY/Hanover, VT stations continued strong operating income improvement due primarily to a significant increase in national advertising revenues.




      Radio. The Radio Advertising Bureau reported that combined total revenues were up 7%, national revenues grew 2% and local spot revenues improved 8% in the third quarter of 1995 versus the same period in 1994 for the radio industry. Net revenues of the Radio Group increased by 4% from $11 million in 1994 to $11.4 million in 1995. The Radio Group's local revenues grew by 6%, but national revenues declined 10%. The significant contributors to the revenue growth were the St. Louis duopolies and the Kansas City station. The recent Portland and Kansas City acquisitions added $.5 million of revenues. The Cincinnati station's revenues declined due to the direct format competition discussed in previous filings. The Cincinnati station sold the intellectual assets of WOFX-FM and changed the format to smooth jazz and the call letters to WVAE-FM (see note 3).

      Operating income declined from $2.7 million in 1994 to $2.4 million in 1995 primarily as a result of a $.4 million operating loss from the Portland and Kansas City acquisitions noted above. The operating margin was 25% in both periods excluding the acquisitions.

      Corporate Expenses. Corporate expenses of $1 million in 1995 increased by 6% versus the 1994 period.

        Depreciation and Amortization. Depreciation and amortization of $7.1 million in 1995 increased by $.8 million due primarily to additional In-store Marketing depreciation associated with capital expenditures and higher Radio amortization due to the acquisitions.

      Other  Nonrecurring.  Other nonrecurring  expense  in  1994 included $1.5 million of noncash expense for accrued stock appreciation rights. Payment of the rights was completed in January 1995.

      Interest  Expense.   Interest expense increased  from  $7.7
million in 1994 to $8.7 million in the 1995 period due primarily to higher interest rates and higher debt levels.

      Gain  on  sale  of  assets.  The Company recognized  a  $.8
million   gain   on   the   sale  of  the  Cincinnati   station's
intellectual assets noted above.

      Net Income. Primarily as a result of an additional $4.5 million of operating income increased by the gain on sale of assets, reduced by higher interest expense and income taxes, the Company improved its net income from $6.3 million in 1994 to $8.4 million in 1995.

Results of Operations:  Nine Months 1995 compared to 1994

     Consolidated net revenues of $299.1 million increased by 42% over the 1994 revenues of $210.8 million. Operating income of $47.5 million in 1995 exceeded the comparable 1994 period by 34%. Net income of $15.6 million improved significantly versus $8.5 million in 1994. The improvement in the Company's operating results for the 1995 period reflects advertising and promotion revenue growth and additional revenues from Actmedia Canada and the Powerforce acquisition by the In-store Marketing Group and increased national and local advertising revenues by the Television and Radio Groups. The income per share of $.88 improved in 1995 versus a $.64 per share loss in 1994 due to the favorable results from operations and the $1.13 per share impact of settlement rights accretion and dividends in 1994. All comparisons, unless otherwise noted, are for the nine-month period ended September 30, 1995 versus the comparable 1994 period.

       In-store Marketing. The In-store Marketing Group contributed $235.1 million of revenues in 1995, an increase of 57%, compared to $149.7 million in 1994. All of the group's product revenues improved versus the 1994 period. The growth of advertising, promotion, and ICM revenues and additional revenues from Actmedia Canada and the Powerforce acquisition were the major contributors. Advertising revenues totaled $41.2 million in 1995, an increase of 14% compared to 1994. Promotion revenues totaling $54.2 million increased 36% compared to 1994, and ICM revenues grew by 8%. International revenues of $22.3 million grew by 59% versus 1994 as Actmedia Canada contributed an additional $7.9 million of revenues. The Powerforce acquisition added $53.2 million of revenues in the 1995 period.

      Operating income of $30.6 million increased by 48%, from $20.7 million in the 1994 period due primarily to increased revenues. The 1994 period included a $3.1 million nonrecurring charge. The operating margin was approximately 13% in 1995 versus 14% in 1994 due to Powerforce. Excluding Powerforce, the operating margin was 16% in 1995.

     Television. The Television Group generated $32.7 million of revenues in 1995, a 1% increase compared to $32.4 million in 1994. Revenues improved 6% compared to 1994 on a same station basis. The Television Bureau of Advertising Time Sales Survey reported that industry-wide gross local revenues increased by
7%  and  national revenues were up 5% compared to 1994.       The
Television Group's national revenues increased by 18% and local revenues improved 3% compared to the 1994 period on a same station basis. The 1994 period also included $.8 million of additional political revenues. Revenues improved 9% on a same station basis excluding political revenues. All of the Television Group's stations, except Charleston, WV generated improved revenues in 1995 compared to the 1994 period.

      Operating income of $12.4 million increased by 16% compared to 1994 primarily as a result of the higher revenues and favorable mix of increased national revenues. The operating margin improved from 35% in 1994 to 38% in 1995 on a same station basis. The Oklahoma City, Pensacola, and Plattsburgh/Hanover stations contributed substantially all of the operating income improvement.

      The rate of growth of local and national advertising expenditures in the industry softened in the third quarter and continues to be slow entering the fourth quarter.
 .
      Radio. The Radio Advertising Bureau reported that combined national revenues grew 9% and local spot revenues improved 10% of 1995 versus the same period in 1994 for the radio industry. Net revenues of the Radio Group increased by 9% from $28.8 million in 1994 to $31.3 million in 1995. The Radio Group's national and local revenues grew by 10% and 9%, respectively. The significant contributors to the revenue growth were the St. Louis and Rochester duopolies and the Kansas City and Portland stations. The Cincinnati station's revenues declined significantly as previously discussed and the Seattle station's revenues declined due to direct competition in its format. The Portland and Kansas City acquisitions contributed $.6 million of revenues.

      Operating income grew from $6.4 million in 1994 to $7.1 million in 1995 primarily as a result of the improved revenues. Operating income was $7.7 million excluding the acquisitions noted above. The operating margin improved from 22% in 1994 to 25% in 1995 excluding the acquisitions.

      The Radio industry has seen a softening of national advertising expenditures in the third quarter and continuing into the fourth quarter.

      Corporate Expenses.  Corporate expenses of $2.7 million  in
1995 increased by $150,000 versus the 1994 period.
       Depreciation    and   Amortization.    Depreciation    and
amortization of $21.2 million in 1995 increased by 5% compared to 1994.

     Other  Nonrecurring.   Other nonrecurring  expense  in  1994
included $3.1 million of noncash expense for accrued stock appreciation rights. Payment of the rights was completed in January 1995.

      Interest  Expense.  Interest expense increased  from  $22.2 million in 1994 to $26.2 million in 1995 due primarily to higher interest rates and higher debt levels.

      Net  Income.  Primarily as a result of an additional  $12.1 million  of operating income, reduced by higher interest  expense and  income taxes, the Company improved its net income from  $8.5 million in 1994 to $15.6 million in 1995.

Liquidity and Capital Resources

      Cash flows provided by operating activities totaling $32.5 million in 1995 decreased slightly compared to $34.7 million in 1994 as the improved operating results in 1995 were more than offset by higher working capital requirements. In 1995, cash flows from operations of $32.5 million and cash on hand were principally utilized for acquisitions and investments ($20.3 million), capital expenditures ($13.1 million), and debt and other liabilities reduction ($3 million).

       At September 30, 1995, the Company, through its Heritage Media Services, Inc. subsidiary ("HMSI"), had a $155 million bank credit facility (the "Credit Agreement"). HMSI is the Company's subsidiary which owns ACTMEDIA and the Company's broadcasting properties. The Credit Agreement was comprised of an $80 million term loan which began to amortize on December 31, 1994, continuing until June 1999 and a $75 million reducing revolving credit facility. The Company completed an amendment to the Credit Agreement on May 24, 1995 which renewed the available funds to $151.4 million deferring principal payments to 1997 through 1999. At September 30, 1995, $76.4 million of the term loan facility and $44.0 million of the revolving credit facility were
outstanding  and  $31  million  of  additional  borrowings   were
available under the Credit Agreement. The Credit Agreement includes a number of financial and other covenants, including the maintenance of certain operating and financial ratios and limitations on or prohibitions of dividends, indebtedness, liens, capital expenditures, asset sales and certain other items. Loans under the Credit Agreement are guaranteed by the Company and HMSI's domestic subsidiaries and are secured by a pledge of the capital stock of HMSI and its domestic subsidiaries.

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

      The Company anticipates that it will generate in excess of $40 million of net cash provided by operations during the remainder of 1995. The Company expects the major requirements for cash for the remainder of 1995 to include $2 million for debt principal payments, $13 million of interest payments,
   $3 million of lease and contractual obligations and approximately $3.5 million for capital expenditures. As a result, subject to any future investments and/or acquisitions, the Company anticipates reducing debt outstanding under its Credit Agreement with the remainder of the net cash generated from operations.

Recent Developments

      On October 23, 1995, the Company and DIMAC Corporation announced that they have entered into a definitive merger agreement, pursuant to which DIMAC will become a wholly owned subsidiary of the Company in a transaction valued at approximately $255 million. Under the terms of the merger agreement, each of the approximately 6.95 million fully diluted shares of DIMAC common stock will be exchanged for merger consideration of $28. The Company may elect to pay up to $7.00 of the merger consideration by issuing shares of its Class A Common Stock. The merger will be accounted for by the Company as a purchase.

     Closing of the merger is anticipated in the first quarter of 1996 and is subject to the satisfaction of various conditions, including certain regulatory filings and the approval of the shareholders of DIMAC. The Company entered into agreements with certain principal stockholders who hold approximately 33% of DIMAC's common stock to vote their shares in favor of the merger.

      If consummated, the Company will require financing of approximately $190 million to fund the purchase price of the
DIMAC common stock and related transaction expenses and approximately $70 million to refinance DIMAC's indebtedness and provide an acquisition credit facility for DIMAC. The Company expects to meet these requirements through a combination of bank borrowings, issuances of subordinated debentures or notes and use of available internal cash flow. Under the merger agreement, the Company also has the option to fund approximately $45 million of the DIMAC purchase price by issuing Class A Common Stock of the Company. -




                            SIGNATURE


    Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly cased this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                HERITAGE MEDIA CORPORATION

Dated: November 3, 1995         by /s/ David N. Walthall
                                   David N. Walthall
                                   President and Chief Executive
                                     Officer

Dated: November 3, 1995         by /s/ James P. Lehr
                                   James P. Lehr
                                   Vice President and Controller
                                     Principal Accounting Officer