Form 10-K405/A
period 1994-12-31
HERITAGE MEDIA CORP
filed 1995-12-15
CIK 821020

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A

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

    The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 6, 1995 is $406,984,875.

    The number of shares outstanding of each of the issuer's classes of common stock, as of March 6, 1995:

           CLASS              SHARES OUTSTANDING
----------------------------  ------------------
Class A, $.01 Par Value.....        17,641,658

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

    List hereunder the following documents incorporated by reference:

                  DOCUMENT                         PART OF FORM 10-K
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

TELEVISION

    The Television Group owns five network-affiliated television stations. The following table sets forth selected information relating to the television stations owned by Heritage:

STATION                                                   TV            DMA       OTHER COMMERCIAL
AND                         CHANNEL       NETWORK       HOMES         MARKET          STATIONS       STATION MARKET
LOCATION                    NUMBER      AFFILIATION   IN DMA (1)     RANK (1)          IN DMA           SHARE (2)
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
(VHF)
Rapid City, SD

STATION
AND                       STATION RANK IN
LOCATION                    MARKET (3)
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

RADIO

    The Radio Group owns and operates five AM and ten FM radio stations (including three FM "duopolies") in seven of the top 50 markets -- Seattle, St. Louis, Portland, Cincinnati, Milwaukee, Kansas City, and Rochester. The following table sets forth certain information regarding the Company's radio stations:

                                                                                  STATIONS IN      FM STATION
LOCATION                   METRO RANK (1)      CALL SIGN          FORMAT            MARKET       FORMAT RANK (2)
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

                           FM STATION RANK IN
LOCATION                   TARGET AUDIENCE (3)
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

    The Company's acquisition and operating strategies have enabled its radio group to increase operating income from a negative $122,000 in 1987, its first full year, to $8.7 million in 1994. The Radio Group has increased revenues from $16 million in 1991 to $41 million in 1994, an average annual growth rate of 37%.

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

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

    Shares of the Company's Class A Common Stock have been listed on the American Stock Exchange ("AMEX") under the symbol "HTG" since 1988. No other class of Heritage's common equity is currently publicly traded. The following table sets forth the high and low closing prices of the Class A Common Stock for each quarterly period within the two most recent fiscal years on the AMEX:

                                                      HIGH        LOW
                                                     -------    -------
1994
  First Quarter...................................   $21 5/8    $17 1/2
  Second Quarter..................................    20 1/8     16 1/8
  Third Quarter...................................    22 3/8     17 1/4
  Fourth Quarter..................................    27 1/4     21 1/2
1993
  First Quarter...................................   $10 5/8    $ 8 3/8
  Second Quarter..................................    12 1/2      9 3/4
  Third Quarter...................................    15 3/8     10 3/4
  Fourth Quarter..................................    19 7/8     14 1/2

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

    In-store Marketing operating income of $37.2 million increased by 70% from $21.9 million in the 1993 period due primarily to the increased 1994 revenues, favorable revenue mix of increased ICM and lower promotion revenues resulting in higher margins, store operations efficiencies and economies related to field execution, and the elimination of the ACTRADIO losses. The operating margin increased to 16% in 1994 compared to 12% in 1993 (excluding the $3 million ACTRADIO charge). The termination of the MUZAK agreement improved the operating margin by 2%.

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

    INTEREST EXPENSE. Interest expense declined from $31.5 million in 1993 to $30.4 million in 1994 due primarily to the expiration of interest rate swaps in June 1993. During 1991, the Company entered into several interest rate swap agreements to reduce the impact of changes in interest rates on its floating rate senior debt. Such agreements had a notional principal amount of $120 million and effectively limited the Company's interest exposure on balances outstanding under the Company's credit agreement. $100 million of the swap agreements expiring in June 1993 carried a fixed rate of interest of 7.5% and $20 million of the swap agreements expiring in December 1993 carried a fixed rate of interest of 6.95%. The swap agreements were outstanding for their entire terms. Net amounts due under the swap agreements were accrued monthly and totalled $2,556,000 and $5,768,000 for the years ended December 31, 1993 and 1992, respectively. At December 31, 1994, the Company was not party to any interest rate swap agreements.

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

BALANCE SHEET: 1994 COMPARED TO 1993

    Trade receivables increased approximately 7% from $47.9 million in 1993 to $51.1 million in 1994 due primarily to a 9% increase in fourth quarter 1994 revenues compared to 1993. Deferred revenues declined from $17.3 million in 1993 to $13.9 million in 1994 due primarily to an approximate $9 million decline in promotion revenues which provide for substantial billings prior to execution of the programs. Goodwill and other intangibles increased by $18.6 million from 1993 to 1994 due to $33 million of additions relating to of acquisitions less $13 million of amortization and the sale of the South Dakota television station.

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

    The Company has reduced its debt to earnings before interest, taxes, depreciation, and amortization ("EBITDA", as defined in the HMSI Credit Agreement) ratio from 8.3 in 1990 to 3.9 in 1994. The EBITDA to interest coverage ratio has increased from 1 in 1989 to 3 in 1994. However, the Company is still highly leveraged and is expected to continue to have a high level of debt for the foreseeable future. See Note 4 of Notes to Consolidated Financial Statements for further discussion and details.

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

    The Company's long-term liquidity requirements are primarily related to future debt principal payments and capital expenditures. The Company expects to meet these long-term cash requirements primarily from its future cash flows provided by operations and additionally, if needed, from cash on hand and available liquidity under the Credit Agreement.

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

    Generally the Company has entered into local credit agreements within the countries it operates as its primary method to manage and balance its foreign assets and liabilities against currency rate fluctuations. The Company has not entered into foreign currency positions.

NEW ACCOUNTING PRONOUNCEMENTS

    Adoption of FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ", which is effective for financial statements for fiscal years beginning after December 15, 1995, is not anticipated to have a material effect on the Company's consolidated financial statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The consolidated financial statements and financial statement schedules of Heritage Media Corporation and Subsidiaries as of December 31, 1994 and 1993 and for the years ended December 31, 1994, 1993 and 1992 are included on pages F-1 through F-26 herein.

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

                           HERITAGE MEDIA CORPORATION

                               INDEX TO EXHIBITS

  EXHIBIT
   NUMBER
------------
        3(a)  Articles of incorporation (1)
        3(b)  Bylaws (2)
        4(a)  Indenture dated as of June 15, 1992 of Heritage Media Services, Inc. ("HMSI") to Bankers Trust
               Company (3)
        4(b)  Form of Pledge Agreement among the Company, certain subsidiaries of the Company, Bankers Trust
               Company and Citibank N.A. (3)
        4(c)  Indenture dated as of October 1, 1992 of the registrant to Bank of Montreal Trust Company (4)
        4(d)  Settlement Rights Agreement dated July 19, 1989 among the registrant, Actmedia, Inc., Citibank N.A.
               and the purchasers listed on Schedule I thereto (5)
        4(e)  Registrant's Series A Junior Participating Preferred Plan (6)
       10(b)  Form of Credit Agreement among HMSI, the banks named therein, Citibank, N.A., as agent and Nations
               Bank of Texas, N.A., as co-agent (3)
       10(c)  Registrant's Amended and Restated Stock Option Plan (10)
       10(d)  Registrant's Employee Stock Ownership Plan, as amended (8)
       10(e)  Actmedia Stock Appreciation Rights Plan of 1990 (5)
       11     Computation of Earnings per share (7)
       21     Subsidiaries of the registrant (7)
       23(a)  Consent of KPMG Peat Marwick (9)
       27     Financial Data Schedule (7)
       99     Proxy statement for annual meeting to be held on May 25, 1995 (7)

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

(7)  Previously filed.

(8) Filed as an Exhibit to Amendment No 2 to the registrant's Registration Statement on Form S-8 and incorporated herein by reference.

(9)  Filed herewith.

(10) Filed as an Exhibit to the registrant's Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.

    Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on December 15, 1995.

                                          HERITAGE MEDIA CORPORATION

                                          By        /s/  DAVID N. WALTHALL

                                             -----------------------------------
                                                      David N. Walthall
                                                   PRESIDENT AND DIRECTOR

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                     /s/  JAMES M. HOAK, JR.
      -------------------------------------------      Chairman of the Board and                                December 15, 1995
                  James M. Hoak, Jr.                    Director

                     /s/  DAVID N. WALTHALL
      -------------------------------------------      President and Director                                   December 15, 1995
                   David N. Walthall                    (Principal Executive Officer)

                        /s/  JAMES P. LEHR
      -------------------------------------------      Vice President and Controller (Principal Accounting      December 15, 1995
                     James P. Lehr                      Officer)

                       /s/  JAMES S. COWNIE
      -------------------------------------------      Director                                                 December 15, 1995
                    James S. Cownie

                       /s/  JOSEPH M. GRANT
      -------------------------------------------      Director                                                 December 15, 1995
                    Joseph M. Grant

                      /s/  CLARK A. JOHNSON
      -------------------------------------------      Director                                                 December 15, 1995
                   Clark A. Johnson

                         /s/  ALAN R. KAHN
      -------------------------------------------      Director                                                 December 15, 1995
                     Alan R. Kahn

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                              PAGE
                                                                                                            ---------
Consolidated Financial Statements:
  Independent Auditors' Report............................................................................        F-2
  Consolidated Balance Sheets as of December 31, 1994 and 1993............................................        F-3
  Consolidated Statements of Operations for the years ended December 31, 1994, 1993 and 1992..............        F-4
  Consolidated Statements of Stockholders' Equity for the years ended December 31, 1994, 1993 and 1992....        F-5
  Consolidated Statements of Cash Flows for the years ended December 31, 1994, 1993 and 1992..............        F-6
  Notes to Consolidated Financial Statements..............................................................        F-7

Financial Statement Schedules:
   III. Condensed Financial Information of Registrant as of December 31, 1994 and 1993 and for the years
        ended December 31, 1994, 1993 and 1992............................................................       F-22
  VIII. Allowance for Doubtful Accounts for the years ended December 31, 1994, 1993 and 1992..............       F-26

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

                  HERITAGE MEDIA CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                  YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                (DOLLARS IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                                              1994         1993         1992
                                                                           -----------  -----------  -----------
Net revenues:
  In-store marketing.....................................................  $   230,111  $   216,319  $   186,445
  Television.............................................................       46,732       41,517       39,703
  Radio..................................................................       40,785       33,369       24,743
                                                                           -----------  -----------  -----------
                                                                               317,628      291,205      250,891
                                                                           -----------  -----------  -----------
Costs and expenses:
  Cost of services:
    In-store marketing...................................................      128,176      131,449      120,105
    Television...........................................................       10,836       10,166        9,833
    Radio................................................................       11,958        9,477        7,681
  Selling, general and administrative....................................       76,600       71,760       59,030
  Depreciation...........................................................       14,676       16,268       14,499
  Amortization of goodwill and other assets..............................       12,622       11,912       11,643
  Other nonrecurring costs (notes 1(f) and 8)............................        4,922        5,178          550
                                                                           -----------  -----------  -----------
                                                                               259,790      256,210      223,341
                                                                           -----------  -----------  -----------
      Operating income...................................................       57,838       34,995       27,550
                                                                           -----------  -----------  -----------
Other expense:
  Interest, net (note 4).................................................      (30,373)     (31,515)     (37,473)
  Other, net (note 2)....................................................       (2,424)        (459)      (3,463)
                                                                           -----------  -----------  -----------
                                                                               (32,797)     (31,974)     (40,936)
                                                                           -----------  -----------  -----------
      Income (loss) before income taxes and extraordinary items..........       25,041        3,021      (13,386)
Income taxes (note 9)....................................................        2,742        2,944        1,580
                                                                           -----------  -----------  -----------
      Income (loss) before extraordinary items...........................       22,299           77      (14,966)
Extraordinary items -- gain (loss) on early extinguishment of debt (note
 4)......................................................................      --               435       (3,594)
                                                                           -----------  -----------  -----------
      Net income (loss)..................................................  $    22,299  $       512  $   (18,560)
                                                                           -----------  -----------  -----------
                                                                           -----------  -----------  -----------
Net income (loss) applicable to common stock (note 1(j)).................  $     2,648  $    (4,810) $   (25,465)
                                                                           -----------  -----------  -----------
                                                                           -----------  -----------  -----------
Weighted average common shares outstanding...............................   17,380,901   16,314,023   14,449,215
                                                                           -----------  -----------  -----------
                                                                           -----------  -----------  -----------
Earnings (loss) per common share (note 1(j)):
  Before extraordinary items.............................................         $.15        $(.32)      $(1.51)
  Extraordinary item.....................................................          $--         $.03        $(.25)
  Net loss...............................................................         $.15        $(.29)      $(1.76)

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

    The Company continually reevaluates the propriety of the carrying amount of goodwill and other intangibles as well as the related amortization period to determine whether current events and circumstances warrant adjustments to the carrying values and/or revised estimates of useful lives. This evaluation is based on the Company's projection of the undiscounted operating income before depreciation, amortization and interest over the remaining lives of the amortization periods of related goodwill and intangible assets. The projections are based on the historical trend line of actual results since the commencement of operations and adjusted for expected changes in operating results. To the extent such projections indicate that the undiscounted operating income (as defined above) is not expected to be adequate to recover the carrying amounts of related intangibles, such carrying amounts are written down by charges to expense in amounts equal to the excess of the carrying amount of intangible assets over related undiscounted operating income. At this time, the Company believes that no significant impairment of the goodwill and other intangibles has occurred and that no reduction of the estimated useful lives is warranted.

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

(F) BROADCAST PROGRAM RIGHTS

    Broadcast program rights are recorded as assets and liabilities at their gross amounts when the programs are available for telecasting. The assets are carried at the lower of cost or estimated net realizable value and are classified as current or noncurrent based upon the expected use of the programs in succeeding years. The contract liabilities are classified as current or noncurrent in accordance with contract payment terms. Costs are charged to operations by the straight-line method over the contract period.

    The Company continually reevaluates the propriety of the carrying amounts of broadcast program rights to determine if circumstances warrant adjustments to the carrying values. This evaluation is based on the Company's projection of undiscounted program revenues over the remaining contract term. To the extent the carrying amount of a program asset exceeds such revenues, the excess is charged to expense. As a result of this evaluation, the Company recorded writedowns of program rights of $1,678,000 during the year ended December 31, 1993.

(G) DEBT ISSUANCE COSTS

    Debt issuance costs are recorded at cost and are amortized to interest expense using the interest method over the period of the related debt agreement.

(H) REVENUES

    Revenues from in-store marketing are derived primarily from providing advertising, promotion and production services in retail stores and by selling advertising time to national advertisers on an in-store music entertainment network. Revenues from in-store marketing are recognized over the contract period of the related advertising program as the services are performed and those from advertisements on the in-store music network are recognized when the commercial is aired. Advance payments received from advertisers relating to contracted in-store marketing advertising programs are recorded as deferred revenue until they are earned.

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

                  HERITAGE MEDIA CORPORATION AND SUBSIDIARIES

(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
(I) BARTER TRANSACTIONS

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

                                                                         1994       1993        1992
                                                                      ----------  ---------  ----------
                                                                           (THOUSANDS OF DOLLARS)
Net income (loss)...................................................  $   22,299  $     512  $  (18,560)
Accretion and premium on retirement of settlement rights............     (19,503)    (3,541)     (5,124)
Dividends on preferred stock........................................        (148)    (1,781)     (1,781)
                                                                      ----------  ---------  ----------
    Net income (loss) applicable to common stock....................  $    2,648  $  (4,810) $  (25,465)
                                                                      ----------  ---------  ----------
                                                                      ----------  ---------  ----------

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

                  HERITAGE MEDIA CORPORATION AND SUBSIDIARIES

(2) ACQUISITIONS AND DISPOSITIONS

(A) IN-STORE MARKETING

    In December 1990, the Company began investing in Supermarket Visions, Ltd. ("SVL"), an in-store marketing company operating in the United Kingdom. Cash investments in SVL preferred stock and advances totaled $994,000 during 1992. During 1992, the Company recorded $2,162,000 of writedowns of the Company's investment in SVL. Also during 1992, the Company recorded additional costs of $1,098,000 incurred during the shutdown of SVL. SVL ceased operations in September 1992 and was liquidated in the fourth quarter of 1992. All such writedowns and shutdown costs are included in other expense, net for the respective years.

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

                       STATION/MARKET                                  DATE             COST
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

                                                                                YEARS ENDED DECEMBER 31,
                                                                                ------------------------
                                                                                   1994         1993
                                                                                -----------  -----------
Net revenues..................................................................  $   325,845  $   302,223
                                                                                -----------  -----------
                                                                                -----------  -----------
Net income....................................................................  $    21,448  $     1,603
                                                                                -----------  -----------
                                                                                -----------  -----------
Net income (loss) per common share............................................  $       .10  $      (.23)
                                                                                -----------  -----------
                                                                                -----------  -----------

    If the pro forma information was further adjusted to give effect to the 1994 and 1993 settlement rights retirements discussed in note 5 and the conversion of preferred stock discussed in note 6 as if such transactions had occurred on January 1, 1993, net income and net income (loss) per common share would have been $21,448,000 and $1.23 for the year ended December 31, 1994 and $(888,000) and $(.05) for the year ended December 31, 1993. The pro forma amounts assume that the financing requirements of the acquisitions were met by actual debt issuances, assuming that all such financings were completed on January 1, 1993. The pro forma amounts are not necessarily indicative of what the results would actually have been if the transactions had been consummated earlier and are not intended to be an indication of operating results expected to be achieved in the future.

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

(c) On October 1, 1992, the Company retired certain outstanding indebtedness through the issuance of $50 million of 11% Senior Subordinated Notes ("the Notes") due October 1, 2002. The Notes are redeemable, in whole or in part, at the Company's option at any time on or after October 1,

                  HERITAGE MEDIA CORPORATION AND SUBSIDIARIES

(4) LONG-TERM DEBT (CONTINUED)
    1997, at amounts decreasing from 105.5% to 100% of par at October 1, 1999. The Notes are subordinated to the Senior Notes, HMSI's credit agreement and all other indebtedness of the Company and its subsidiaries. The Company recognized a net extraordinary gain of $834,000 on this refinancing.

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

    During 1991, the Company entered into several interest rate swap agreements to reduce the impact of changes in interest rates on its floating rate senior debt. Such agreements had a notional principal amount of $120 million and effectively limited the Company's interest exposure on balances outstanding under the Company's credit agreement. $100 million of the swap agreements expiring in June 1993 carried a fixed rate of interest of 7.5% and $20 million of the swap agreements expiring in December 1993 carried a fixed rate of interest of 6.95%. The swap agreements were outstanding for their entire terms. Net amounts due under the swap agreements were accrued monthly and totalled $2,556,000 and $5,768,000 for the years ended December 31, 1993 and 1992, respectively. At December 31, 1994, the Company was not party to any interest rate swap agreements.

    The Company is currently highly leveraged, and it is expected to continue to have a high level of debt for the foreseeable future. As a result of its leverage and in order to repay existing indebtedness, the Company will be required to generate substantial operating cash flow, refinance its indebtedness, make asset sales or effect some combination of the foregoing. The ability of the Company to meet these requirements will depend on, among other things, prevailing economic conditions and financial, business and other factors, some of which are beyond the control of the Company. Further, being primarily a holding company of operating companies through HMSI, the Company's ability to repay its indebtedness incurred at the parent company level will be limited by restrictions on the ability of HMSI under the Credit Agreement and Senior Note Indenture to declare and pay dividends to the Company. Under the Credit Agreement, which is the most restrictive of the loan agreements at December 31, 1994, the total amount of dividends that could be paid by HMSI to the Company was $13,694,000. Such dividends are not permitted if, as a result of such payments, a default would occur

                  HERITAGE MEDIA CORPORATION AND SUBSIDIARIES

(4) LONG-TERM DEBT (CONTINUED)
under the Credit Agreement. As a result of the foregoing restrictions, consolidated net assets of HMSI totaling approximately $127,192,000 at December 31, 1994 are not available to the Company to pay dividends or repay debt.

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

                  HERITAGE MEDIA CORPORATION AND SUBSIDIARIES

(6) STOCKHOLDERS' EQUITY (CONTINUED)
    In August 1994, the Company adopted a rights plan which provided for the distribution of one right for each outstanding share of the Company's Class A or Class C common stock. The rights, which were distributed on August 29, 1994, entitle the holder to buy one one-hundredth of a share of Series A Junior Participating Preferred Stock ("Series A preferred stock") for $70 per share. Each share of Series A preferred stock entitles the holder to, among other things, 100 votes on all matters submitted to a vote of the Company's shareholders. The rights are exercisable only if a person or group, other than the Company and certain related entities, acquires 15% or more of the Company's common stock or announces a tender offer, the consummation of which would result in ownership by such person or group of 15% or more of the Company's common stock. No value was assigned to the rights for accounting purposes.

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

                  HERITAGE MEDIA CORPORATION AND SUBSIDIARIES

(7) EMPLOYEE BENEFIT PLANS (CONTINUED)
    The Company has a Retirement Savings Plan ("the Plan") whereby participants may contribute portions of their annual compensation to the Plan and certain contributions may be made at the discretion of the Company based on criteria set forth in the Plan agreement. Participants are generally 100% vested in Company contributions after five years of employment with the Company. For the years ended December 31, 1994, 1993 and 1992, Company expenses under the Plan were approximately $854,000, $809,000 and $501,000, respectively.

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
                                                                     ---------
                                                                     ---------

    The system upgrades began in October 1993 and continued into 1994. The writedown of related equipment and leasehold improvements represents the net book value of such assets at the time the decision was made. As of December 31, 1994, the Company had paid all costs accrued in 1993 together with $450,000 of additional costs which were charged to expense in 1994.

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

    During 1994 and 1993, the valuation allowance related to the Company's deferred tax assets was increased by $8,169,000 and decreased by $8,972,000, respectively. Such changes had no impact on income tax expense. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon these considerations, deferred tax assets have been recognized to the extent that they are expected to be realized through reversals during the carryforward period of existing taxable temporary differences giving rise to deferred tax liabilities.

    Deferred tax assets and liabilities are computed by applying the U.S. federal income tax rates in effect to the gross amounts of temporary differences and other tax attributes, such as net operating loss and capital loss carryforwards. Deferred tax assets and liabilities relating to state income taxes are not material.

                  HERITAGE MEDIA CORPORATION AND SUBISIDIARIES

(9) INCOME TAXES (CONTINUED)
    The Company expects the net deferred tax assets at December 31, 1994 to be realized as a result of the reversal during the carryforward period of existing taxable temporary differences giving rise to deferred tax liabilities.

    At December 31, 1994, the Company has net operating loss carryforwards for federal income tax purposes of approximately $63,863,000 which are available to offset future taxable income, if any, through 2007. Additionally, the Company has restricted net operating loss carryforwards of approximately $12,845,000 that can only be used to offset future taxable income, if any, of certain subsidiaries of the Company, through 2005. To the extent that such net operating loss carryforwards are used, $12,845,000 will be credited to goodwill, $36,893,000 will be credited to stockholders' equity and the remainder will be credited to income tax expense. The Company also has capital loss carryforwards of approximately $6,900,000 which are available to offset future capital gains, if any, through 1997.

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

(11) FAIR VALUE OF FINANCIAL INSTRUMENTS
    The following table (thousands of dollars) presents the carrying amounts and estimated fair values of the Company's financial instruments for which the estimated fair value of the instrument differs significantly from its carrying amounts at December 31, 1994 and 1993. FASB Statement

                  HERITAGE MEDIA CORPORATION AND SUBISIDIARIES

(11) FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)
No. 107, DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.

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

(12) SEGMENT INFORMATION
    Information relating to the Company's business segments as of and for the years ended December 31, 1994, 1993 and 1992 is as follows (thousands of dollars):

                                                                  1994            1993          1992
                                                             --------------  --------------  -----------
Net revenues:
  In-store marketing.......................................  $   230,111     $   216,319     $   186,445
  Television...............................................       46,732          41,517          39,703
  Radio....................................................       40,785          33,369          24,743
                                                             --------------  --------------  -----------
    Total..................................................  $   317,628     $   291,205     $   250,891
                                                             --------------  --------------  -----------
                                                             --------------  --------------  -----------
Operating income (loss):
  In-store marketing.......................................  $    37,163(a)  $    21,870(a)  $    15,877
  Television...............................................       15,737          10,707(b)       11,357
  Radio....................................................        8,681           5,981           3,260
  Corporate................................................       (3,743)         (3,563)         (2,944)
                                                             --------------  --------------  -----------
    Total..................................................  $    57,838     $    34,995     $    27,550
                                                             --------------  --------------  -----------
                                                             --------------  --------------  -----------
Selling, general and administrative expenses:
  In-store marketing.......................................  $    44,422     $    42,650     $    34,815
  Television...............................................       12,296          11,183          10,233
  Radio....................................................       16,226          14,473          11,160
  Corporate................................................        3,656           3,454           2,822
                                                             --------------  --------------  -----------
    Total..................................................  $    76,600     $    71,760     $    59,030
                                                             --------------  --------------  -----------
                                                             --------------  --------------  -----------

                  HERITAGE MEDIA CORPORATION AND SUBISIDIARIES

(12) SEGMENT INFORMATION (CONTINUED)

                                                                  1994            1993          1992
                                                             --------------  --------------  -----------
Depreciation, amortization and writedown of program rights:
  In-store marketing.......................................  $    15,428     $    16,850     $    15,098
  Television...............................................        7,863           9,460(b)        8,280
  Radio....................................................        3,920           3,438           2,642
  Corporate................................................           87             110             122
                                                             --------------  --------------  -----------
    Total..................................................  $    27,298     $    29,858     $    26,142
                                                             --------------  --------------  -----------
                                                             --------------  --------------  -----------
Identifiable assets:
  In-store marketing.......................................  $   289,559     $   269,437     $   274,908
  Television...............................................      151,127         162,183         167,158
  Radio....................................................       64,439          51,336          47,289
  Corporate................................................        7,619           9,893           6,941
                                                             --------------  --------------  -----------
    Total..................................................  $   512,744     $   492,849     $   496,296
                                                             --------------  --------------  -----------
                                                             --------------  --------------  -----------
Capital expenditures:
  In-store marketing.......................................  $    10,153     $    13,612     $    18,186
  Television...............................................        2,332           4,271           1,987
  Radio....................................................        2,809           1,845           1,884
  Corporate................................................           97              76              41
                                                             --------------  --------------  -----------
    Total (c)..............................................  $    15,391     $    19,804     $    22,098
                                                             --------------  --------------  -----------
                                                             --------------  --------------  -----------

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

                        ALLOWANCE FOR DOUBTFUL ACCOUNTS

                  YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                             (DOLLARS IN THOUSANDS)

                                                            BALANCE     ADDITIONS    ADDITIONS
                                                              AT       CHARGED TO     CHARGED                   BALANCE
                                                           BEGINNING    COSTS AND    TO OTHER                  AT END OF
DESCRIPTION                                                OF PERIOD    EXPENSES     ACCOUNTS     WRITEOFFS     PERIOD
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