Form 10-Q/A
period 1995-09-30
HERITAGE MEDIA CORP
filed 1995-12-15
CIK 821020

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                      ____________________

                            FORM 10-Q/A

     X          QUARTERLY REPORT PURSUANT TO SECTION 13 OR15(d)
     OF  THE  SECURITIES  EXCHANGE  ACT  FOR  THE  QUARTER ENDED
     SEPTEMBER 30, 1995.

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
(State or Other Jurisdiction of (I.R.S. EmployerIdentification No.) Incorporation or Organization)
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

                                          ASSETS

                                                        (unaudited)

                                                  September30, December 31,
                                                      1995        1994

Current assets:

Cash and cash equivalents                            $1,788       4,270
Short-term investments  (note 4)                      4,750         -
Trade receivables, net                               66,308      51,096
Prepaid expenses and other                            4,904       2,936
Inventory                                             6,201       5,711
Broadcast program rights                              1,468       1,518
Deferred income taxes                                 5,385       3,369
                                                     _______    _______
     Total current assets                            90,804      68,900
Property and equipment, net                          58,374      54,799
Goodwill and other intangibles, net                 392,046     382,288
Noncurrent broadcast program rights                   2,252       1,429
Deferred finance costs, net                           3,553       3,870
Other assets                                          4,114       2,861
                                                    ________    _______
                                                    $551,143    514,147
                                                    ========   =========

                          LIABILITIES AND STOCKHOLDERS'EQUITY
Current liabilities:
  Note payable  (note 3)                              $5,000         -
Current installments of long-term debt  (note 2)       3,278      11,823
Accounts payable                                      16,144      16,906
Accrued expenses                                      39,867      35,826
Broadcast program rights payable                       2,054       1,842
Deferred advertising revenues                         21,469      13,864
                                                      ______      ______
  Total current liabilities                           87,812      80,261
Long-term debt, excluding current portion  (note 2)  347,102     339,702
Broadcast program rights payable,excluding
               current portion                           841         918
Other long-term liabilities                            1,662         651
Deferred income taxes                                  5,001       3,369
Stockholders' equity:
  Common stock, $.01 par value:
   Class A - 40,000,000 shares authorized. Issued,
   17,736,359 shares in 1995 and 17,548,716 shares
   in 1994                                               177         175
Additional paid-in capital                           222,418     219,092
Unrealized gain on investments, net (note 4)             630         -
Accumulated deficit                                 (112,610)   (128,214)
Accumulated foreign currency translation
  adjustments                                         (1,436)     (1,353)
Class A common stock in treasury, at cost
 (32,828 shares in 1995 and 1994)                       (454)       (454)
                                                     ________    ________
   Total stockholders' equity                        108,725      89,246
Commitments and contingencies  (note 3)              ________    ________
                                                     $551,143    514,147
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










                      HERITAGE MEDIA CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                   (Dollars in thousands, except share information)
                                                                 (unaudited)

                                          Three Months            Nine Months
                                    ended September 30,     ended September 30,
                                   _____________________   _____________________

                                    1995        1994        1995        1994
Net revenues:                    _________   _________   _________    _______


In-store marketing
                                  $86,601      53,371     235,126     149,652
Television                         10,703      11,163      32,665      32,416
Radio                              11,404      10,954      31,274      28,758
                                  _______      ______     _______    ________

                                  108,708      75,488     299,065     210,826
Costs and expenses:
                                  _______     _______     _______    ________
Cost of services:
In-store marketing                 56,044      28,342     155,378      84,603
Television                          2,666       2,683       7,620       7,663
Radio                               3,411       3,272       7,997       7,801
Selling, general and administrative20,180      18,630      59,391      52,124
Depreciation                        3,790       3,222      11,081      10,859
Amortization of goodwill and
  other assets                      3,303       3,036      10,125       9,344
Other nonrecurring charges            -         1,500        -          3,100
                                   ______      ______     _______     _______
                                   89,394      60,685     251,592     175,494
                                   ______     _______     _______     _______
Operating income                   19,314      14,803      47,473      35,332
                                  _______     _______    ________    ________
Other expense:
Interest, net                     (8,714)     (7,738)    (26,190)    (22,196)
Gain/(loss) on sale of assets
 (note3)                             757           -         757      (1,600)
Other, net                          (244)        (52)       (834)       (684)
                                  _______     _______    ________    ________
                                  (8,201)     (7,790)    (26,267)    (24,480)
                                 ________     _______    _________   ________
Income before income taxes        11,113       7,013      21,206      10,852
  Income taxes                    (2,736)       (700)     (5,602)     (2,384)
                                ________     ________   ________    _________
Net income                        $8,377       6,313      15,604       8,468
                                ========     ========   ========    =========
Net income (loss) applicable
   to common stock                $8,377       6,313      15,604     (11,183)
                               =========     ========   ========    =========
Weighted average common shares
outstanding                      17,695      17,472      17,666       17,339
                               =========    =========   ========   ==========
Net income (loss) per common share
                                  $0.47        0.36        0.88       (0.64)
                               =========    =========   =========  ==========







See accompanying notes to consolidated financial statements.










                      HERITAGE MEDIA CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Nine Months Ended September 30, 1995 and 1994
                                 (Dollars in thousands)
                                      (unaudited)


                                                        1995        1994
                                                       ______     ________
Cash flows from operating activities:
Net income                                             $15,604       8,468
Adjustments to reconcile net income to
 net cash provided by operating activities:
Noncash interest and amortization of debt
issuance costs                                             561         574
Stock appreciation rights                                  -         3,100
Depreciation                                            11,081      10,859
Amortization:
 Broadcast program rights                                1,534       1,532
 Goodwill and other assets                              10,125       9,344
 Other                                                    (257)       (537)
 Write-off of fixed assets                                 348         570
(Gain)/loss on sale of assets                             (757)      1,600
 Changes in certain assets and liabilities net of
  effects of acquisitions:
     Accounts receivable                               (10,552)      7,017
     Other assets                                       (2,956)     (1,589)
     Accrued stock appreciation rights                  (3,800)        -             -
     Accounts payable and accrued expenses               4,668      (3,622)
     Increase (decrease) in deferred revenue             6,944      (2,594)
                                                       ________    ________
Net cash provided by operating activities                32,543      34,722
                                                       ________    ________
Cash flows from investing activities:
  Acquisitions, net  (note 3)                           (16,562)     (7,767)
  Investments  (note 4)                                  (3,708)        -
  Capital expenditures                                  (13,073)     (8,804)
  Proceeds from sale of assets  (note 3)                  1,500         -
  Purchase of in-store marketing rights                    (596)     (1,048)
                                                        ________    ________
    Net cash used by investing activities               (32,439)    (17,619)
                                                        ________    ________
Cash flows from financing activities:
 Long-term borrowings                                    96,647      94,607
 Retirements:
   Long-term debt                                       (97,945)    (69,318)
   Broadcast program rights payable                      (1,689)     (2,126)
  Issuance of common stock                                  628         137
  Dividends on preferred stock                               -         (445)
  Purchase and related costs of settlement rights            -      (38,541)
  Payment of offering costs                                  -         (276)
  Payment of debt issuance costs                           (227)       (222)
                                                       _________  __________
     Net cash used by financing activities               (2,586)    (16,184)
                                                        _______   __________
Net change during period                                 (2,482)        919
  Cash and cash equivalents at beginning of period        4,270       4,416
                                                        _________  ___________
Cash and cash equivalents at end of period               $1,788       5,335
                                                       ==========   ==========
Cash paid for interest                                  $20,553      15,988
                                                       ==========   ==========
Cash paid for income taxes                               $2,232       3,382
                                                       ==========   ==========

 See accompanying notes to consolidated financial statements.




           HERITAGE MEDIA CORPORATION AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                       September 30, 1995


                           (Unaudited)


Note 1.        Results of Operations.

      The results of operations for the 1995 interimperiods reported are not necessarily indicative of results to be expected for the year. The information reflects all adjustments (none of which were other than normal recurring items) which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods. It is suggested that this interim period financial information be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

Note 2.        Long-term Debt.

      Long-term debt at September 30, 1995 and December 31,1994 is summarized as follows:

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

        In August 1995, the Company entered into several two-year interest rate swap agreements with a combined notional principal amount of $50 million to more proportionately balance the mix of floating and fixed rate debt. Of the total $50 million,$40 million matures on June 15,1997 and the remaining $10 million matures on August 1,1997. Under these arrangements, the Comapny will receive an average rate of 6.13% during the term of these agreements and will pay the respective six month LIBOR rate at each of

Notes to Consolidated Financial Statements, (continued)

the three resetperiods (every six months). The six month LIBOR rate on the date these agreements were executed was 5.9% The differential to be paid or received under the swap agreements is accrued as interest expense as interest rates change over the life of the agreements. The Company is not exposed to credit loss in the event of nonperformance by the counterparties to the swap agreements as such counterparties are banks which participate in the HMSI credit agreement. The impact of the swap agreements on interest expense for the three and nine month period ended September 30,1995 was not material.




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
                                      =========

      Assuming  the acquisitions discussed above and the
Infonet acquisition in October 1994 were consummated on January 1, 1994, consolidated revenues and net income on a proforma basis for the nine months ended September 30, 1994 would have been $262.2 million and $5.9 million, respectively. Loss per share
on  a proforma  basis  for  the  same period  would   have  been
$.79. Proforma results for the nine-month period ended September 30,1995 are not materially different from historical results for the same period.


Notes to Consolidated Financial Statements, (continued)

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

      Operating income of $30.6 million increased by 48%,from $20.7 million in the 1994 period due primarily to increased
revenues.   The 1994 period included a $3.1 million nonrecurring
charge. The operating margin was approximately 13% in 1995 versus
14%   in  1994  due  to  Powerforce.  Excluding  Powerforce, the
operating margin was 16% in 1995.

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

     Other  Nonrecurring.   Other nonrecurring  expense  in
1994included $3.1 million of noncash expense for accrued stock appreciation rights. Payment of the rights was completed in January 1995.

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

       At  September 30, 1995, the Company, through its Heritage
Media Services, Inc. subsidiary ("HMSI"), had a $155 million bank credit  facility (the "Credit Agreement").  HMSI is the
Company's subsidiary which owns ACTMEDIA and the Company's broadcasting properties. The Credit Agreement was comprised of an $80
million term   loan  which  began  to  amortize  on  December  31,
1994,continuing until June 1999 and a $75 million reducing revolving credit facility. The Company completed an amendment to the Credit Agreement on May 24, 1995 which renewed the available funds to $151.4 million deferring principal payments to 1997 through 1999.

At  September  30, 1995, $76.4 million of the term loan facility
and   $44.0  million  of  the  revolving  credit  facility were
outstanding and $31 million of additional borrowings were available under the Credit Agreement. The Credit Agreement includes a number of financial and other covenants,including the maintenance of certain operating and financial ratios and limitations on or prohibitions of dividends, indebtedness,liens, capital expenditures, asset sales and certain other items.
Loans under the Credit Agreement are guaranteed by the Company and HMSI's domestic subsidiaries and are secured by a pledge of the capital stock of HMSI and its domestic subsidiaries.

      On June 22, 1992, HMSI issued $150 million of 11% Senior Secured Notes (the "Senior Notes") due June 15, 2002. Interest on the Senior Notes is payable semi-annually. The Senior Notes rank on a parity with the obligations under the Credit Agreement, are guaranteed by HMC, and HMSI's domestic subsidiaries and are secured by a pledge of capital stock of HMSI and its domestic subsidiaries.

      On October 1, 1992 the Company issued $50 million of 11% Senior Subordinated Notes (the "Subordinated Notes") due October
1,  2002.   Interest on the Subordinated Notes is  payable semi-
annually.   The Subordinated Notes are subordinate  in right  of
payment to the prior payment in full of the Credit Agreement and the Senior Notes.

      The Company anticipates that it will generate in excess of $40 million of net cash provided by operations during the remainder of 1995. The Company expects the major requirements for cash for the remainder of 1995 to include $2 million for debt
principal payments, $13 million of interest payments, $3   million
of   lease  and  contractual  obligations and approximately  $3.5 million for capital expenditures. As a result, subject to any future investments and/or acquisitions,the Company anticipates reducing debt outstanding under its Credit Agreement with the remainder of the net cash generated from operations.

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

                                HERITAGE MEDIA CORPORATION

Dated: December 15, 1995         by /s/ David N. Walthall
                                   David N. Walthall
                                   President and Chief
                                    Executive Officer

Dated :December 15, 1995         by /s/ James P. Lehr
                                   James P. Lehr
                                   Vice President and Controller
                                     Principal Accounting Officer