Form 10-K405/A
period 1994-12-31
HERITAGE MEDIA CORP
filed 1996-01-04
CIK 821020

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

    List hereunder the following documents incorporated by reference:

                  DOCUMENT                         PART OF FORM 10-K
---------------------------------------------  -------------------------
Definitive Proxy Statement for the Annual
Meeting of Stockholders to be held May 25,
1995 (the "Proxy Statement").                                III

                           HERITAGE MEDIA CORPORATION
                          1994 FORM 10-K ANNUAL REPORT
                               TABLE OF CONTENTS

                                     PART I


                                                                                                              PAGE
                                                                                                              -----
Item 1.     Business.....................................................................................           1
Item 2.     Properties...................................................................................          13
Item 3.     Legal Proceedings............................................................................          14
Item 4.     Submission of Matters to a Vote of Security Holders..........................................          14

                                                       PART II
Item 5.     Market for the Registrant's Common Equity and Related Stockholder Matters....................          14
Item 6.     Selected Financial Data......................................................................          15
Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations........          16
Item 8.     Financial Statements and Supplementary Data..................................................          22
Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.........          22

                                                       PART III
Item 10.    Directors and Executive Officers of the Registrant...........................................          23
Item 11.    Executive Compensation.......................................................................          23
Item 12.    Security Ownership of Certain Benefical Owners and Management................................          23
Item 13.    Certain Relationships and Related Transactions...............................................          23

                                                       PART IV
Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K..............................          23

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

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

    Shares of the Company's Class A Common Stock have been listed on the American Stock Exchange ("AMEX") under the symbol "HTG" since 1988. No other class of Heritage's common equity is currently publicly traded. The following table sets forth the high and low closing prices of the Class A Common Stock for each quarterly period within the two most recent fiscal years on the AMEX:


                                                      HIGH        LOW
                                                     -------    -------
1994
  First Quarter...................................   $21 5/8    $17 1/2
  Second Quarter..................................    20 1/8     16 1/8
  Third Quarter...................................    22 3/8     17 1/4
  Fourth Quarter..................................    27 1/4     21 1/4
1993
  First Quarter...................................   $10 5/8    $ 8 3/8
  Second Quarter..................................    12 1/2      9 3/4
  Third Quarter...................................    15 3/8     10 3/4
  Fourth Quarter..................................    19 7/8     14 1/2


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


    As stated above, the Credit Agreement requires the Company to comply with certain financial ratios. The Company has reduced its debt to earnings before interest, taxes, depreciation, and amortization ("EBITDA", as defined in the HMSI Credit Agreement) ratio from 8.3 in 1990 to 3.9 in 1994, which satisfies the 4.5 ratio required to be maintained at December 31, 1994 under the Credit Agreement. The ratio of debt to EBITDA should not be deemed an alternative to the ratio of debt to earnings (as determined in accordance with generally accepted accounting principles) as an indicator of the Company's operating performance or its liquidity or ability to meet cash needs. The Company is still highly leveraged and is expected to continue to have a high level of debt for the foreseeable future. See Note 4 of Notes to Consolidated Financial Statements for further discussion and details.


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

                           HERITAGE MEDIA CORPORATION

                               INDEX TO EXHIBITS


  EXHIBIT
   NUMBER
------------
        3(a)  Articles of incorporation (1)
        3(b)  Bylaws (2)
        4(a)  Indenture dated as of June 15, 1992 of Heritage Media Services, Inc. ("HMSI") to Bankers Trust
               Company (3)
        4(b)  Form of Pledge Agreement among the Company, certain subsidiaries of the Company, Bankers Trust
               Company and Citibank N.A. (3)
        4(c)  Indenture dated as of October 1, 1992 of the registrant to Bank of Montreal Trust Company (4)
        4(d)  Settlement Rights Agreement dated July 19, 1989 among the registrant, Actmedia, Inc., Citibank N.A.
               and the purchasers listed on Schedule I thereto (5)
        4(e)  Registrant's Series A Junior Participating Preferred Plan (6)
       10(b)  Form of Credit Agreement among HMSI, the banks named therein, Citibank, N.A., as agent and Nations
               Bank of Texas, N.A., as co-agent (3)
       10(c)  Registrant's Amended and Restated Stock Option Plan (9)
       10(d)  Registrant's Employee Stock Ownership Plan, as amended (8)
       10(e)  Actmedia Stock Appreciation Rights Plan of 1990 (5)
       11     Computation of Earnings per share (7)
       21     Subsidiaries of the registrant (7)
       23(a)  Consent of KPMG Peat Marwick LLP (10)
       27     Financial Data Schedule (7)
       99     Proxy statement for annual meeting to be held on May 25, 1995 (7)

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

(9) Filed as an Exhibit to the registrant's Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.

(10) Filed herewith.

    Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to this report to be signed on its behalf by the undersigned, thereunto duly authorized on January 4, 1996.


                                          HERITAGE MEDIA CORPORATION

                                          By        /s/  DAVID N. WALTHALL

                                             -----------------------------------
                                                      David N. Walthall
                                                   PRESIDENT AND DIRECTOR


    Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment to this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                     /s/  JAMES M. HOAK, JR.
      -------------------------------------------      Chairman of the Board and                                 January 4, 1996
                  James M. Hoak, Jr.                    Director

                     /s/  DAVID N. WALTHALL
      -------------------------------------------      President and Director                                    January 4, 1996
                   David N. Walthall                    (Principal Executive Officer)

                        /s/  JAMES P. LEHR
      -------------------------------------------      Vice President and Controller (Principal Accounting       January 4, 1996
                     James P. Lehr                      Officer)

                       /s/  JAMES S. COWNIE
      -------------------------------------------      Director                                                  January 4, 1996
                    James S. Cownie

                       /s/  JOSEPH M. GRANT
      -------------------------------------------      Director                                                  January 4, 1996
                    Joseph M. Grant

                      /s/  CLARK A. JOHNSON
      -------------------------------------------      Director                                                  January 4, 1996
                   Clark A. Johnson

                         /s/  ALAN R. KAHN
      -------------------------------------------      Director                                                  January 4, 1996
                     Alan R. Kahn

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

Financial Statement Schedules:
     I. Condensed Financial Information of Registrant as of December 31, 1994 and 1993 and for the years
        ended December 31, 1994, 1993 and 1992............................................................       F-22
    II. Allowance for Doubtful Accounts for the years ended December 31, 1994, 1993 and 1992..............       F-26

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

(C) PRO FORMA INFORMATION (UNAUDITED)


    The following summary presents unaudited pro forma consolidated results of operations for the Company and its subsidiaries assuming the acquisitions and dispositions of (i) the radio and television stations acquired and sold during 1994 and 1993 and (ii) the in-store marketing companies acquired during 1994 occurred on January 1, 1993 (thousands of dollars, except per share information):


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


    If the pro forma information were further adjusted to give effect to the 1994 and 1993 settlement rights retirements discussed in note 5 and the conversion of preferred stock discussed in note 6 as if such transactions had occurred on January 1, 1993, pro forma net income (loss) and net income (loss) per common share would have been $21,448,000 and $1.23 for the year ended December 31, 1994 and $(888,000) and $(.05) for the year ended December 31, 1993. The pro forma amounts assume that the financing requirements of the acquisitions were met by actual debt issuances, assuming that all such financings were completed on January 1, 1993. The pro forma amounts are not necessarily indicative of what the results would actually have been if the transactions had been consummated earlier and are not intended to be an indication of operating results expected to be achieved in the future.


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

                  HERITAGE MEDIA CORPORATION AND SUBSIDIARIES

(6) STOCKHOLDERS' EQUITY (CONTINUED)

    In August 1994, the Company adopted a rights plan which provided for the distribution of one right for each outstanding share of the Company's Class A or Class C common stock. The rights, which were distributed on August 29, 1994, entitle the holder to buy one one-hundredth of a share of Series A Junior Participating Preferred Stock ("Series A preferred stock") for $70 per share. Each share of Series A preferred stock entitles the holder to, among other things, 100 votes on all matters submitted to a vote of the Company's shareholders. The rights are exercisable only if a person or group, other than the Company and certain related entities, acquires 15% or more of the Company's common stock or announces a tender offer, the consummation of which would result in ownership by such person or group of 15% or more of the Company's common stock. A value of $0 was assigned to the rights for accounting purposes, reflecting the actual value of the rights at their date of issuance.


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

(8) OTHER NONRECURRING COSTS

    In 1993, the Company made the decision to upgrade its existing in-store marketing radio network to a satellite-based delivery system. As a result, certain personnel and facilities utilized by the former tape-based system were no longer needed in the Company's operations, and certain equipment and leasehold improvements were abandoned. During the fourth quarter of 1993, the Company recorded a provision for the following writedowns and costs in connection with the change (thousands of dollars):


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
                                                                     ---------
                                                                     ---------


    The system upgrades began in October 1993 and were substantially completed at December 31, 1994. The writedown of related equipment and leasehold improvements represents the net book value of such assets at the time the decision was made. As of December 31, 1994, the Company had paid all costs accrued in 1993 together with $450,000 of additional costs which were charged to expense in 1994.


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

                                                                      SCHEDULE I


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

                                                                     SCHEDULE II


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