Form 10-K
period 1995-12-31
HERITAGE MEDIA CORP
filed 1996-03-14
CIK 821020

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549


FORM 10-K


X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  EXCHANGE ACT FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995; OR
  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO _________.

  Commission file number:  1-10015



HERITAGE MEDIA CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

IOWA    42-1299303
(State or other jurisdiction of (I.R.S. Employer Identification No.)
	incorporation or organization)

	13355 Noel Road, Suite 1500
	Dallas, Texas	75240
     (Address of principal executive office)	(Zip Code)

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

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K..........................[   ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 8, 1996 is $548,896,080.

The number of shares outstanding of each of the issuer's classes of common stock, as of March 8, 1996:


Class   Shares Outstanding
Class A, $.01 Par Value 17,742,807


List hereunder the following documents incorporated by reference:




DOCUMENT        PART OF FORM 10-K


Definitive Proxy Statement for the Annual
Meeting of Stockholders to be held May 16, 1996 III
	(the "Proxy Statement").

HERITAGE MEDIA CORPORATION


1995 FORM 10-K ANNUAL REPORT

Table of Contents



                                PART I

                                                          	Page
Item 1. Business                                              4

Item 2. Properties                                           19

Item 3. Legal Proceedings                                    19

Item 4. Submission of Matters to a Vote of Security Holders  19


PART II

Item 5. Market for the Registrant's Common Equity and Related
        Stockholder Matters                                  20

Item 6. Selected Financial Data                              21

Item 7. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                  23

Item 8. Financial Statements and Supplementary Data          30

Item 9. Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure                  30


PART III

Item 10.Directors and Executive Officers of the Registrant   31

Item 11.Executive Compensation                               31

Item 12.Security Ownership of Certain Beneficial Owners
        and Management                                       31

Item 13.Certain Relationships and Related Transactions       31


PART IV

Item 14.Exhibits, Financial Statement Schedules and Reports
        on Form 8-K                                          31

PART I

Item 1.	Business.
1.(a)	General


Heritage Media Corporation, (the "Company", "Heritage", or "HMC"), is the largest targeted marketing services company in the United States through its ownership of DIMAC Corporation ("DIMAC") and ACTMEDIA, Inc. ("ACTMEDIA"). DIMAC is the largest full service, vertically integrated direct marketing services company in the United States. ACTMEDIA is the leading provider of in-store marketing products and services, primarily to consumer packaged goods manufacturers with products in supermarkets, drug stores, and mass merchandisers worldwide. Heritage also operates four network-affiliated television stations and nineteen radio stations in eight major markets.

ACTMEDIA provides coverage in over 37,000 grocery, drug and mass merchandiser stores in the United States. ACTMEDIA operates in twenty-eight different countries with core operations in the United States, Canada, Australia and New Zealand, and equity interests in in-store marketing companies in Europe, Asia, South America, the Middle East and Africa. ACTMEDIA uses this global distribution network, coupled with its diverse product base, to provide its clients with integrated solutions that combine sight, sound and one-to-one selling to form effective targeted in-store marketing programs.

On February 21, 1996 Heritage completed its merger with DIMAC. DIMAC creates and implements comprehensive, custom tailored marketing programs to enable clients nationwide to focus their marketing expenditures on a highly targeted potential customer base. DIMAC provides every component of a complete direct marketing program, including customized market research, strategic and creative planning, creation and management of relational databases, telemarketing, media buying, production services, fulfillment services and subsequent program analysis. DIMAC provides its services to clients in a wide range of industries, including financial, retail, publishing and healthcare, with a strong expertise and focus on telecommunications related businesses.

Television is still the most effective mass media. Heritage's Television Group contributes substantial cash flow from operations with a local sales and news emphasis that yields one of the industry's leading operating margins. The Radio Group has been very successful in acquiring under-performing stations and improving their operations. The Radio Group also acquired stations to form duopolies in six of its eight markets.

1.(b)	Business Segment Information

The business segment information required by this item is set forth in
Note 12 of Notes to Consolidated Financial Statements of Heritage, included herein.

1.(c)	Description of the Business

IN-STORE MARKETING

Targeted media augments mass media advertising by reinforcing advertising and promotional messages to consumers where they congregate and, in the case of in-store marketing, where purchase decisions are made. The advent of the targeted media industry was prompted by the realization that traditional mass media vehicles (television, radio and print advertisements) were becoming less effective due to changes in the profile of a typical shopper and his or her shopping patterns and to the proliferation of the types of media used to communicate to the shopping public. Changing shopping patterns have led to shorter supermarket visits, usually without shopping lists, and declining brand loyalty. Industry sources estimate that a significant percentage (ranging from 40% to 70%) of brand purchase decisions are made in the supermarket. Economic trends also support the continued growth of in-store marketing because this medium is inexpensive in comparison to other marketing alternatives such as television,radio and traditional print advertisements. In-store marketing is based upon the foundation that the store is the only place where the product,the manufacturer's message and the consumer with an intent to buy all converge. In-store marketing products and services thus allow advertisers to communicate with consumers at or near the point-of-purchase before, or as, purchasing decisions are made, and measure the results of their in-store marketing programs.

Products and Services

ACMTEDIA offers advertisers a broad assortment of in-store advertising and promotional products which can be purchased separately or integrated under the Company's "store domination" concept to produce a cohesive in-store marketing presentation for a given product or brand. ACTMEDIA's products and services include print advertising products, such as advertisements on shopping carts, aisle directories and shelf talkers; promotional products, such as cooperative coupon and sampling programs; on-shelf electronic couponing; audio in-store advertising; customized in-store demonstrations; and merchandising. By linking sight, sound and one-to-one selling, ACTMEDIA provides its clients with an effective means to reach the consumer at the point-of-purchase and provides solutions to manufacturer's in-store challenges.

INSTANT COUPON MACHINE. The INSTANT COUPON MACHINE ("ICM"), which was developed by ACTMEDIA, is an electronic coupon dispenser that is mounted on shelf channels under or near featured products. Through independent market research sponsored by the Company, the ICM has been shown to increase brand switching substantially and to encourage first-time purchases of featured products. Coupons featured in ACTMEDIA's ICM achieve an average redemption rate of 18%, versus reported redemption rates of approximately 2% for coupons in free-standing inserts, approximately 4% for coupons sent to consumers in direct mailings and less than 1% for run of press coupons. The Company's research also indicates that unit sales increase an average of 32% over four weeks for products using the ICM.

In addition to its high redemption rate, research shows that the ICM generates significant unplanned purchases; approximately 58% of purchases made with coupons from the ICM are unplanned. The Company believes that the ICM is also effective in reaching shoppers who do not normally use coupons; in market tests approximately 47% of consumers who redeemed a coupon from the ICM stated that they never use or only occasionally use a coupon.

The ICM holds 500 coupons and is marketed to advertisers on a category-exclusive basis at the shelf. The ICM is sold in four-week cycles. In January 1992, the Company was granted a patent with respect to certain design features of the ICM. National rollout of the ICM commenced in February 1992. By the end of 1995 the ICM was available in approximately 10,800 grocery stores and 9,100 drug stores. Also in 1995, ICM expanded into mass merchandisers with 2,500 stores in such chains as Kmart, Venture, Ames and Hills.

ACTNOW. The ACTNOW program provides cooperative in-store coupon and sampling programs for groups of advertisers, generally five times per year. Under these programs, ACTMEDIA's representatives distribute coupons, samples and premiums inside the entrance of approximately 10,500 stores nationwide. Up to 15 million co-op coupon booklets and up to 15 million solo coupons and samples are distributed directly to shopping customers per event. In addition, product awareness is reinforced through the placement of featured products on a free-standing ACTNOW display.

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

CARTS. ACTMEDIA's 8" by 10", four-color advertisements, mounted in plastic frames on the inside and outside of shopping carts, offer advertisers continuous storewide category-exclusive advertising delivery of a print advertisement. Because the shopping cart ads circulate around the entire store with the shopper, these advertisements are an effective tool for advertisers to reinforce their messages. Shopping cart advertisements are available in approximately 8,100 supermarkets nationwide, offering coverage of approximately 110 Designated Marketing Areas ("DMA"). Shopping cart advertisements are sold in four-week cycles to a maximum of twelve advertisers per cycle and, according to a study by Simmons Research, reach store locations visited by more than 115 million shoppers per cycle. According to studies by Audits & Surveys, Inc. ("A&S") conducted from 1973 to 1994, the use of shopping cart advertisements increased average unit sales for the products advertised by approximately 11% in stores where they were utilized.

AISLEVISION. AISLEVISION features 28" by 18" four-color advertisement posters inserted in stores' overhead aisle directory signs. The large size of AISLEVISION draws attention to the supermarket aisle in which the product is stocked and has the added benefit of being frequently used by shoppers during their shopping trips. ACTMEDIA's AISLEVISION is sold in approximately 5,800 stores nationwide, offering category-exclusive coverage of approximately 160 DMA's. AISLEVISION is sold in four-week cycles to a maximum of 18 advertisers per cycle. Studies conducted by A&S from 1985 to 1994 reported that the use of AISLEVISION increased average unit sales for the products advertised by approximately 8%. An enhancement, AISLEACTION, allows the manufacturer to include motion on the directory sign, enhancing shopper awareness of the sign. Also, AISLEDIRECT, allows the manufacturer to tie AisleVision with ICM and direct consumers to the INSTANT COUPON MACHINE.

SHELFTALK/SHELFTAKE-ONE. SHELFTALK features advertisements placed in plastic frames mounted on supermarket or drug store shelves near its featured product. SHELFTAKE-ONE includes rebate offers or recipe ideas which consumers may remove from the plastic frame at the site of the featured product. These four-color, 5-1/4" by 4" ads, placed perpendicular to the shelf and facing in both directions, are an effective means of bringing attention to a product at the shelf level and reinforcing advertising messages at the point-of-purchase. SHELFTALK and SHELFTAKE-ONE are sold in approximately 10,000 supermarkets, offering coverage of approximately 160 DMA's, and in approximately 8,500 drug and mass merchandiser stores, covering approximately 150 DMA's. SHELFTALK and SHELFTAKE-ONE are sold in four week cycles on a category-exclusive basis. Studies conducted by A&S over a ten year period reported that SHELFTALK resulted in an approximately 5% average unit sales gain for the products advertised in grocery stores and an approximately 12% average unit sales gain for the products advertised in drug stores. Studies conducted by A & S through 1994 reported that SHELFTAKE-ONE increased average unit sales by 7% for products advertised in grocery stores and by 5% for products in drug stores.

ACTRADIO. ACTRADIO is the nation's largest advertiser-supported in-store radio network. ACTRADIO delivers its in-store audio advertising in conjunction with music entertainment services provided by the nation's leading business music providers. The ACTRADIO network comprises approximately 8,000 chain supermarkets, 8,300 chain drug stores and 800 Toys 'R' Us /Kids 'R' Us toy and children clothing stores. ACTRADIO delivers over 800 million advertising impressions over a four-week period reaching 69% of adults an average of 6.3 times according to recent Simmons data. This massive reach and frequency makes ACTRADIO an attractive alternative to traditional broadcast, published, or direct mail
advertising.    Advertisers can extend their message at the point of sale
at a fraction of the CPM (cost per thousand) of traditional media.
In addition to its advertising value, A&S studies from 1987 through 1994 show that ACTRADIO delivers an average sales gain of 8% with a brand sell ad, and up to 20% when a promotional tag or price tag is added. Research conducted in 1992 also indicated that 94% of all shoppers are attentive to the brand sell commercials, and that over half of all shoppers claim it has a positive effect in their purchase choices.

POWERFORCE. In January 1995, the Company acquired POWERFORCE Services, a leading national provider of in-store merchandising services. POWERFORCE conducts merchandising and promotional activities such as shelf and store restockings, special retailer events, point of purchase installations and other merchandising for packaged goods manufacturers. Sales merchandising is a rapidly-growing $420 million industry due to the growing trend of manufacturers to down-size their full-time sales forces and outsource in-store activities to third parties such as POWERFORCE. POWERFORCE has 13,600 part-time merchandisers available across all major U.S. markets.


POWERFORCE operates in the supermarket, drug, mass merchandise, toy, hardware and computer retail classes of trade. The "client-dedicated" services which represent the majority of the POWERFORCE business, provides clients with recruiting, general supervision, payroll and call reporting services. Such contracts are generally on a long term basis. POWERFORCE also provides fully managed customized programs which clients generally use to accomplish a specific task. Such tasks may include stickering product, display set-up and conducting sampling and demonstration programs.

ACTPROMOTE. In September 1995, ACTMEDIA introduced ACTPROMOTE, an electronic "paperless" couponing network which supports price discounts distributed at the checkout scanner with on-shelf advertising and in-store audio promotion. National rollout of this network is expected during 1996.

In-store Network

ACTMEDIA's in-store network delivers its products and services in over 24,000 supermarkets and 13,000 drug and 2,400 mass merchandiser stores across the country, a network substantially larger than that of any other in-store marketing company. By contracting to purchase the Company's in-store advertising and promotional products, advertisers gain access to up to approximately 205 of the nation's 209 DMA's covering over 70% of the households in the United States.

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

ACTMEDIA's advertising and promotional programs are executed through one of the nation's largest independent in-store distribution and service organizations, although certain chains require the Company to utilize their own employees. ACTMEDIA believes the training, supervision and size of its field service staff (approximately 400 full-time managers and up to approximately 23,000 available part-time employees) provide it with a significant competitive advantage as its competitors generally do not have a comparable field service staff.

The Company is currently expanding its in-store products to additional classes of trade, such as mass merchandisers, convenience stores, club stores, and discount stores.


Customer Base

ACTMEDIA's customer base includes approximately 250 companies and 700 brands. This customer base includes the 25 largest advertisers of consumer packaged goods. In 1995, the Company's largest customers included the following:

		Andrew Jergens		                      Kraft Foods
  Chesebrough-Pond's                    Lever Brothers
		Coca-Cola 		                          McNeil
		General Mills	                       	Procter & Gamble
  Heinz                                 Quaker Oats
		Hunt-Wesson	                         	Ralston Purina
		James River		                         RJR Nabisco
		Kelloggs


ACTMEDIA's sales organization markets its services to consumer packaged goods brand managers, promotion managers and their advertising agencies.
ACTMEDIA's sales force consists of approximately 40 representatives, who are compensated on a salary-plus-commission basis. In addition to its sales force for its base products, ACTMEDIA has created an additional sales force to pursue new manufacturer opportunities in the mass merchandiser class of trade. Sales representatives stress the benefits of in-store marketing services, including: (i) the exclusivity afforded advertisers for a specific merchandise category, a feature generally unavailable in television, radio, magazine or newspaper advertising; (ii) increases in sales volume; (iii) the ability to reach customers at the point-of-purchase where industry sources estimate that a significant number (ranging from 40% to 70%) of all brand buying decisions are made; and (iv) ACTMEDIA's ability to reach a significant number of consumers at costs per thousand that are significantly less than comparable television or print advertising; (v) measurement of results.

International Operations and Investments

ACTMEDIA's strategy includes the establishment of a significant business presence outside of the United States. The majority of the Company's advertisers are large, multinational companies for whom the use of in-store marketing products in overseas markets is expected to be a logical extension of their advertising and promotional budgets. ACTMEDIA's products and services are now available in twenty-eight different countries with plans for further expansion in 1996.

In November 1990, the Company acquired one of Canada's largest in-store marketing companies (now renamed ACTMEDIA Canada), which primarily operated an in-store cart advertising program. In August 1991, ACTMEDIA Canada acquired a Canadian company whose services include in-store demonstrations, merchandising and information collection. In October 1994, ACTMEDIA Canada acquired Strategium Media, Inc. whose Infonet Media, Ltd. ("Infonet") subsidiary is a leading supplier of shelf-based advertising, couponing and promotional programs. The combination of these three companies now offers program coverage in 4,300 supermarkets and has enabled ACTMEDIA to attain a significant market position in Canada comparable to ACTMEDIA's U.S. market position.

In January 1992, the Company formed ACTMEDIA Europe which simultaneously acquired Media Meervoud, N.V., ("MMV") a dutch in-store marketing company engaged in both cart advertising and promotions. In February 1994, ACTMEDIA acquired in-store marketing companies in Australia and New Zealand.

In February 1996, ACTMEDIA sold Media Meervoud and took a one-time non-cash write-off of the carrying value of its investment for the period ended December 31, 1995. See Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further discussion.

ACTMEDIA has commenced a program to license its name and train licensees in the methods of conducting in-store operations in countries where the in-store industry is just developing or is too small for a direct ACTMEDIA presence. ACTMEDIA has minority equity participation and licensing agreements in Asia (20%), Greece (10%), Japan (10%), Ireland (10%), and Brazil (10%). ACTMEDIA also has licensing agreements in Israel, Puerto Rico, South Africa, Venezuela, Costa Rica, France and Mexico.

International sales in 1995 accounted for $34.7 million (approximately 10%) of the In-store Marketing revenues.

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

The Company believes that the principal competitive factors affecting its in-store marketing business are the ability to demonstrate the cost effectiveness of its services as well as the comprehensive scope, coverage and quality of the services provided. There are relatively few barriers to entry particularly at the local level for suppliers of many different types of marketing (including packaged goods manufacturers, advertising agencies, retailers or other companies). However, the development of a nationwide capacity would require enormous resources in addition to hiring sufficient field service personnel to distribute and service comparable advertising or promotional programs, and it would take substantial time, effort and investment to obtain the comprehensive store relationships, contracts and execution systems developed by ACTMEDIA over the years.

Although the Company believes that ACTMEDIA is the largest provider of in-store marketing services, other companies (some of which are affiliated with larger companies) offer similar services. Moreover, the in-store marketing environment is characterized by rapid technological change, and future technological developments (if and when cost effective) may affect competition.

DIRECT MARKETING

Direct Marketing Industry

Direct marketing is a sophisticated, information driven communications process that permits the seller to focus its marketing dollars on a target audience of buyers and to precisely measure both the response to its marketing program and the return on its marketing expenditures. These attributes have contributed to the growth of direct marketing into a $29 billion industry that commands an estimated 19% of all U. S. advertising expenditures. Direct marketing has become an increasingly important advertising medium and integral component of many companies' overall marketing programs. Direct marketing is used for a variety of purposes including prospecting for new customers, enhancing existing customer relationships and exploring the potential for new products and services. Whereas traditional forms of advertising aim at a broad audience and focus on creating general brand or product awareness, direct marketing permits advertisers to identify, target and reach a specifically defined audience and accurately measure the response to their marketing message. The ability to measure responses allows a direct marketing program to be continually refined to further enhance its effectiveness. This capability facilitates follow-up marketing campaigns and allows for accurate measurement of return on marketing investment.

DIMAC

DIMAC was founded in 1921 and has evolved into the largest full service, vertically integrated direct marketing services company in the United States. DIMAC creates and implements comprehensive, custom tailored marketing programs that enable clients nationwide to focus their marketing expenditures on a highly targeted potential customer base. As a full service, vertically integrated firm, DIMAC provides every component of a complete direct marketing program, including customized market research, strategic and creative planning, creation and management of relational databases, telemarketing, media buying, production services, fulfillment services and subsequent program analysis. Vertical integration provides a key attribute in attracting new business and expanding existing relationships. Clients come to DIMAC for all or part of the direct marketing process and typically gravitate into additional services. DIMAC which is headquartered in St. Louis, has additional facilities to service its client base in New York, Philadelphia, Boston, Chicago, Palm Coast, Houston, San Francisco, and Los Angeles.

Throughout the past thirty years, DIMAC has successfully expanded the range of its marketing services and increased the size of its customer base to include major corporations such as AT&T, American Express, BLOCKBUSTER Entertainment, The Walt Disney Company, several Blue Cross/Blue Shield organizations, Chemical Bank and a significant number of U.S. public television stations.

Growth Opportunities

As a whole, the direct marketing industry is extremely fragmented, with over 3,600 providers of related services. On average, these companies generate annual revenues of less than $5 million each and typically provide only one of the services provided by DIMAC. The increasing sophistication of direct marketing, which is fueling the industry's growth, is a challenge to smaller companies, which often lack the resources to keep pace with clients' ever increasing expectations.
This combination of circumstances has initiated a period of consolidation in the industry which provides tremendous potential for a well capitalized and vertically integrated company like DIMAC. This industry consolidation is expected to continue, affording DIMAC with the opportunity to further expand, not only the services it offers its clients, but also the respective industries it covers. DIMAC's full service capability, coupled with its coast-to-coast presence, provide it with a critical mass increasingly difficult for competitors to match. In fact, DIMAC's full service capability has evolved into its most important competitive advantage. For clients, it means one-stop shopping, a feature increasingly important to marketers as businesses demand accountability and higher returns on advertising dollars.

Business Strategy

DIMAC has successfully implemented a four part strategy which has set the pace for its rapid growth and profitability. This strategy focuses on:


i) the expansion of the existing customer base through targeted business development in selected industries;
ii)  cross selling of services to existing customers;
iii) introduction of new products and services; and
iv)  continued growth through targeted acquisitions.

In pursuit of its acquisition strategy, DIMAC has successfully completed seven acquisitions since May 1990. With these acquisitions, DIMAC has created a nationwide network, adding clients in new industries such as not-for-profit, health care and publishing, and adding new services such as television and video creative services, media buying and telemarketing.


In 1995, DIMAC completed two acquisitions. Palm Coast Data, Ltd. ("Palm Coast Data") which was acquired in May 1995, is a direct marketing service provider to the publishing industry. Palm Coast Data provides a full range of high quality, low cost direct marketing and support services for consumer and trade magazines, newsletters and books. Palm Coast Data is considered to be the fastest growing and most innovative of the major magazine fulfillment companies. Palm Coast Data brought DIMAC highly sophisticated proprietary databases and software, and allowed it to further broaden the range of services offered to its client base. The McClure Group ("McClure") is one of the leading direct response advertising agencies in the country. This acquisition closed in October 1995. McClure brings DIMAC a strong presence in the health care industry, adding depth and breadth to its capabilities, services, and client mix. Its client base includes major Blue-Cross Blue-Shield health insurance providers, pharmaceutical companies, and financial organizations.

Client Base

DIMAC primarily targets Fortune 500 companies with sophisticated direct marketing requirements. DIMAC's clients include, among others, AT&T, American Express, BLOCKBUSTER Entertainment, The Walt Disney Company,
MEDCO Containment Services, a number of Blue Cross/ Blue Shield organizations and approximately 48% of all U.S. public television stations. AT&T accounted for approximately 39% of DIMAC's total revenues for the year ended
December 31, 1995. On a combined basis after giving pro forma effect to the Palm Coast acquisition and the McClure acquisition, AT&T accounted for 32% of DIMAC's revenues for the year ended December 31, 1995. DIMAC's large client base includes major U.S. corporations as well as smaller companies in a broad range of industries, including financial services, telecommunications, packaged goods, automotive, not-for-profit television and retail. As a part of DIMAC's business strategy, DIMAC will continue to diversify its client base through new business development and selected acquisitions.

Competition

Many of DIMAC's services are sold in highly competitive markets in the United States, including the markets for planning and developing direct marketing strategies, printing and distribution of direct mail advertising materials, and tracking and analyzing the effectiveness of direct marketing campaigns. Many formats, including television, radio and newspaper, compete for the advertising dollars of DIMAC's clients. DIMAC competes across the spectrum of the these markets with a significant number of companies of varying sizes, including divisions and subsidiaries of larger corporations. Management believes that DIMAC possesses a competitive advantage over these other companies because of DIMAC's ability to provide vertically integrated direct marketing services to its clients, resulting in cross-selling opportunities for DIMAC and increased cost-efficiency for its clients. A majority of these competitors typically specialize in limited areas of the direct marketing process.


BROADCASTING


Heritage owns and operates four network-affiliated television stations (plus one affiliate licensed as a satellite station but operated as a partial stand-alone station) and nineteen radio stations in eight major markets.

TELEVISION

The Television Group owns four network-affiliated television stations in mid-sized markets. The following table sets forth selected information relating to the television stations owned by Heritage:

                                              OTHER
                              TV       DMA   COMMERCIAL STATION   STATION
STATION  CHANNEL  NETWORK     HOMES   MARKET  STATIONS   MARKET   RANK IN
AND      NUMBER AFFILITATION IN DMA(1) RANK(1) IN DMA   SHARE(2) MARKET(3)
LOCATION

KOKH-TV    25        FOX      585,270    43      4          7        4
(UHF)
Oklahoma City,
OK

WCHS-TV    8         ABC      479,320    57      3          11       3
(VHF)
Charleston/
Huntington,WV

WEAR-TV    3         ABC      436,200    61      4          19       1T
(VHF)
Mobile,AL/
Pensacola,FL

WPTZ-TV     5        NBC      286,230(4) 92(4)   2           16       2
(VHF)
Burlington,VT/
Plattsburg,NY

WNNE-TV    31        NBC      286,230(4) 92(4)   3            3        4
(UHF)(5)
Hartford,VT/
Hanover,NH



(1) Source:Nielsen Television Designated Market Area ("DMA") Market rankings September 1995.
(2) "Sign on-Sign off" market shares as reported in the November 1995
     Nielsen ratings. Ratings are often quoted on a "sign on-sign off" basis, representing the average percentage of televsion households viewing the station during normal program viewing periods(approximately 6:00 a.m. to 2:00 a. m. for Nielsen). As such, ratings are one common measure used by advertisers and others to compare a station's overall ranking in a market to its competitors.
(3) Rankings based on relative "sign on-sign off" market shares in the November 1995 ratings of Nielsen.
(4) Does not reflect any homes in southern Quebec (including most of Montreal) which received the WPTZ-TV signal off the air or by cable. WPTZ-TV's signal is accessible to approximately 3.4 million people in the province of Quebec including approximately 2.8 million people in the city of Montreal.
(5) Operated as a satellite of WPTZ-TV, but maintains some local programming and sells advertising locally.

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

Components of the Company's operating strategy include management's emphasis on obtaining local advertising revenues by market segmentation, which provides a competitive advertising advantage, focusing on local news programming and tightly controlling operating expenses. By emphasizing advertising sales from local businesses, the Company's stations produce a higher percentage of local business (approximately 62% local and 37% national) than the national average.


WEAR-TV, the ABC affiliate in Pensacola, is the only network affiliated station in the Pensacola-Mobile market which is physically located in Florida and benefits from the market's growth which comes primarily from Florida. In 1995, the station's newscast maintained the market's number one rating. WEAR-TV operates from a newly constructed state-of-the-art broadcast facility and enters the second year of a new five-year agreement with ABC.

The Television Group's station in Plattsburgh/Burlington, WPTZ-TV, an NBC affiliate, also provides NBC programming to southern Quebec, including Montreal. Additionally, WPTZ-TV operates WNNE-TV, a satellite station serving portions of New Hampshire and Vermont, which allows advertisers to selectively air their messages over WPTZ-TV's entire market or segments of the market. WPTZ-TV and WNNE-TV recently entered into a new ten-year affiliation agreement with NBC.

WCHS-TV, an ABC affiliate, is the only network affiliate based in the capital city of Charleston, WV, within the Charleston and Huntington market. WCHS-TV recently expanded its locally produced news programming to three hours each weekday. WCHS-TV also extended its affiliation agreement with ABC for five years.

The 1991 acquisition of KOKH-TV has been very successful. The improved channel position, signal strength, elimination of a commercial station in the Oklahoma City market, and the emergence of the Fox network have contributed to the significant revenue increase since the acquisition. KOKH-TV signed a new five-year affiliation agreement with Fox during 1995. Heritage is increasing its investment in the station in 1996 by establishing a local news department and upgrading the broadcast signal.

Heritage completed the sale of its smallest television station, KEVN-TV, located in Rapid City, SD on February 8, 1996.

Three of the Company's stations, WEAR-TV, WPTZ-TV and WCHS-TV, which represent 74% of the net revenues from Heritage's television operations in 1995, have developed specific market segmentation strategies based on their status as the sole network affiliate in one geographic area of a hyphenated market. This geographic advantage enables these stations to build strong local identities and leading positions in local news programming in their portions of these hyphenated markets. In addition, WPTZ-TV has a transmission advantage in its market area compared to certain other network affiliates.


The Company has shaped its sales efforts around two central beliefs: (1) that national advertising spots and a station's relations with its clients are based on ratings, while the sales of local spots depends to a greater extent on the station's local sales force and their relations with clients and (2) that the local advertising segment is the fastest growing advertising segment. As a result of these beliefs, Heritage's stations generally maintain a larger, more experienced sales force but a smaller general staff than its competitors. The strength of the stations' sales forces and their orientation toward generating local advertising revenue have resulted in more than 62% of the stations' revenues being derived from local sources, against an industry average estimated at approximately 50%.

In July 1995 the Company made a $1.1 million escrow deposit for the construction permit for Channel 44 in Burlington, VT. The Company is in the process of receiving certain regulatory approvals for the construction of Channel 44 which, similar to Heritage's NBC affiliate serving the Plattsburgh, NY/Burlington, VT market, will provide television programming to Montreal upon becoming operational through a local marketing agreement ("LMA"). The Company has an option to purchase the station. On March 4, 1996, Heritage entered into a LMA to operate Channel 35 in the Ft. Walton Beach area. Heritage will operate Channel 35 as a commercial television station with primary focus on local news service and popular entertainment programming. The addition of Channel 35 in Ft. Walton Beach combined with WEAR-TV, Heritage's ABC affiliate in Pensacola, allows the Company to increase its broadcasting capacity on the Florida side of the Mobile, AL/Pensacola, FL market. Under the agreement, Heritage has an option to purchase the station, along with its FCC license.



RADIO

The Radio Group owns and operates five AM and fourteen FM radio stations (including six FM "duopolies") in six of the top 30 markets and two others in markets 30 to 70 -- Seattle, St. Louis, Portland, Cincinnati, Kansas City, Milwaukee, Rochester, and Knoxville. The following table sets forth certain information regarding the Company's radio stations (excluding the Knoxville stations acquired in February 1996):


                                                        FM    FM STATION
                                                      STATION  RANK IN
                 METRO                     STATIONS   FORMAT   TARGET
LOCATION         RANK(1) CALL SIGN  FORMAT IN MARKET   RANK(2)AUDIENCE(3)

Seattle-Tacoma,WA   13    KRPM-AM   Country     33
                          KCIN-FM   Country               2         12
St.Louis,MO         17    WRTH-AM   Standards   26
                          WIL-FM    Country               1         2
                          KIHT-FM   Rock Oldies           1        11
Portland,OR         24    KKSN-AM   Standards   30
                          KKSN-FM   Oldies                1         6
                          KKRH-FM   Rock Oldies           1         7
Cincinnati,OH       25    WVAE-FM   Smooth Jazz 22        1         4
Kansas City,MO-KS   26    KCFX-FM   Rock Oldies 25        1         1
                          KCIY-FM   Smooth Jazz           1         5
Milwaukee,WI        28    WEMP-AM   Oldies      26
                          WMYX-FM   Adult                 1         7
                                    Contemporary
                          WAMG-FM   Adult                 3        13
                                    Contemporary
Rochester,NY        44    WBBF-AM   Standards    19
                          WBEE-FM   Country               1         1
                          WKLX-FM   Oldies                1         7

<Ffn>

(1) Metropolitan areas as defined and ranked by Arbitron,Fall 1995.
(2) Heritage's FM station ranking against all radio stations in its market with the same programming format, based on listenership by persons age 25 to 54 during the 6:00 a.m. to midnight time period.  (Source: FAll 1995
    Arbintron ratings).
(3) The target ranking against all radio stations in the market,based on listenership by persons age 25 to 44 during the 6:00 a. m. to midnight time period. (Source: Fall1995 Arbitron rations).



The Company's strategy since its inception has been to identify, acquire, and repair under-performing radio stations or groups through a strategic program of management improvements, technical upgrades, programming and promotional enhancements, and expense reallocations and controls. The radio station portfolio also seeks to be diversified in terms of geography and programming formats. Heritage radio stations strive to be top-rated in their programming formats, and program varieties of six different mass appeal music formats directed primarily to 25 to 54 year-old listeners, the target audience most desired by advertisers. Presently, the Company's FM stations are format leaders in six of its eight markets. In addition, Heritage stations are ranked first or second among all stations in three of these markets.

The Federal Communications Commission ("FCC") has authority to limit radio ownership both in the number of stations owned, operated, or controlled in any one market, and in total. In late 1992, the FCC relaxed its rules to double the number of stations (up to two AM's and two FM's) one entity can own in one market. This new combination is commonly known as a "duopoly". With the completion of the Knoxville, Tennessee acquisition, the Company has six duopolies in eight markets.

The Company acquired two FM stations in 1995 that created new duopolies.
In March 1995, the Company began operating KKCJ-FM in Kansas City under a Local Marketing Agreement, and subsequently changed its call letters to KCIY-FM and its programming to a "smooth jazz" format. In June 1995, the Company acquired KXYQ-AM/FM in the Portland, Oregon market, and immediately changed the FM station's call letters to KKRH-FM, and its format to "rock oldies". In July 1995, the Company closed on the purchase of KCIY-FM. In November 1995, the Company disposed of KXYQ-AM. The financial results of the Kansas City station were consolidated beginning April 1995, and the Portland station beginning June 1995.

In February 1996, the Company completed the acquisition of radio stations WMYU-FM and WWST-FM serving the Knoxville, Tennessee market. Consistent with the approach on all radio acquisitions, the Company is conducting audience research and evaluating format and operating strategies.

The Company's acquisitions and operating strategies have enabled its radio group to increase operating income from $402,000 in 1988, its first full year, to $9.4 million in 1995. The Radio Group has increased revenues from $16 million in 1991 to $43.8 million in 1995, an average annual growth rate of 28%.

Each of Heritage's FM facilities is of the highest class of service permitted by the FCC ( Class B or C) with comprehensive signal coverage of its markets. The AM stations operate as full-time facilities on regional or clear channels.


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

In addition to the element of management experience, factors that are material to competitive position include authorized power, assigned frequency, network affiliation, audience characteristics and local program acceptance, as well as strength of local competition. The broadcasting industry is continuously faced with technological change and innovation, the possible rise in popularity of competing entertainment and communications media, changes in labor conditions and governmental restrictions or actions of federal regulatory bodies, including the FCC and the Federal Trade Commission ("FTC"), any of which could possibly have a material adverse effect on Heritage's financial position and results of operations.

In recent years, broadcast television stations have faced increasing competition from the other sources of television service, primarily cable television, and the ratings have reflected a decline in the viewing audience. These other sources can increase competition for a broadcasting station by bringing into its market distant broadcasting signals not otherwise available to the station's audience and also serving as a distribution system for non-broadcast programming. Programming is now being distributed to cable television systems by both terrestrial microwave systems and by satellite. Other sources of competition include home entertainment systems (including television game devices, video cassette recorder and playback systems and video discs), multi-point distribution systems, multichannel multi-point distribution systems and satellite master antenna television systems. Heritage's television stations also face competition from direct broadcast satellite services which transmit programming directly to homes equipped with special receiving antennas or to cable television systems for transmission to their subscribers. The likely entry of telephone companies into the cable television business could increase the competition the Company's television stations face from other distributors of audio and video programming.

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



Federal Regulation of Broadcasting

Television and radio broadcasting are subject to the jurisdiction of the FCC, which acts under authority granted by the Communications Act of 1934, as amended (the "Communications Act"). The Communications Act prohibits radio or television broadcasting except in accordance with a license issued by the FCC. The Communications Act also empowers the FCC, among other things, to issue, renew, modify or revoke broadcasting licenses, to determine the location of stations, to regulate the equipment used by stations, to adopt such regulations as may be necessary to carry out the provisions of the Communications Act and to impose penalties for violation of such regulations. The Telecommunications Act of 1996 (the "Telecommunications Act"), which amends major provisions of the Communications Act, was enacted on February 8, 1996. The FCC has not yet implemented the provisions of the Telecommunications Act. The following is a brief summary of certain provisions of the Communications Act and specific FCC regulations and policies.

Renewal.   Historically, Broadcasting licenses have been issued for a maximum term of up to five years in the case of television stations and up to seven years in the case of radio stations, and are renewable upon application. Although not yet implemented, the Telecommunications Act provides for license terms of up to eight years for both television and radio stations. We cannot predict whether the FCC will apply this provision of the Telecommunications Act only to new licenses and license renewals or will also retroactively apply this provision to extend the terms of existing licenses. In determining whether to renew a broadcast license, the FCC has authority to evaluate the licensee's compliance with the provisions of the Communications Act and the FCC's rules and policies. The FCC licenses for each of Heritage's radio and television stations expire at different times between October 1, 1996 and April 1, 1999.

The Communications Act authorizes the filing of petitions to deny any license renewal applications during certain periods of time following the filing of renewal applications. Petitions to deny can be used by interested parties, including members of the public, to raise issues concerning a renewal applicant's qualifications. If a substantial and material question of fact concerning a renewal application is raised by the interested party, the FCC will hold an evidentiary hearing on the application. In the vast majority of cases, broadcast licenses are renewed by the FCC even where there are petitions to deny filed against broadcast license renewal applications. Under the Telecommunications Act, a competing application for authority to operate a station and replace the incumbent licensee may not be filed against a renewal applicant and considered by the FCC in deciding whether to grant a renewal application. The statute modified the license renewal process to provide for the grant of a renewal application upon a finding by the FCC that the licensee (1) has served the public interest, convenience, and necessity; (2) has committed no serious violations of the Communications Act or the FCC's rules; and (3) has committed no other violations of the Communications Act or the FCC's rules which would constitute a pattern of abuse. If the FCC cannot make such a finding, it may deny a renewal application, and only then may the FCC accept other applications to operate the station of the former licensee.

Acquisitions or Sales. The Communications Act prohibits the assignment of a license or the transfer of control of a licensee without the prior approval of the FCC. Applications to the FCC for such assignments or transfers are subject to petitions to deny by interested parties and are granted by the FCC only upon a finding that such action will serve the public interest, convenience and necessity. In determining whether to grant such applications, the FCC has authority to evaluate the same types of matters that it considers in evaluating a broadcast license renewal application. In the vast majority of cases where petitions to deny are filed against assignment or transfer applications, the applications are granted and the petitions are denied. On July 27, 1995, the FCC denied the NAACP's petition for reconsideration of the FCC's grant of the transfer of control of Stations WRTH-AM and WIL-FM; Stations WBBF-AM and WBEE-FM; Stations KRPM-AM and KRPM-FM; and Stations WEMP-AM and WMYX-FM; and the renewal and the transfer of control of Station WEAR-TV, and the FCC's grant has become a final order, not subject to judicial or administrative review.

Ownership Restrictions. Under the Communications Act, broadcast licenses may not be held by or transferred or assigned to an alien or a foreign entity. In addition, the Communications Act provides that no broadcast license may be held by any corporation directly or indirectly controlled by any other corporation of which more than one-fourth of the capital stock of record is owned or voted by aliens, if the FCC finds the public interest will be served by the refusal to grant such license. Under the Telecommunications Act, aliens may serve as officers and directors of a broadcast licensee and any corporation controlling, directly or indirectly, such licensee.

The Telecommunications Act directs the FCC to eliminate or modify certain rules regarding the multiple ownership of broadcast stations and other media on a national and local level. The statute eliminates the limit on the number of television stations that an individual or entity may own or control, provided that the audience reach of all television stations owned does exceed 35% of all U.S. households. The statute also directs the FCC to conduct a rulemaking proceeding to determine whether to retain, eliminate, or modify its limitations on the number of television stations that an individual or entity may own within the same geographic market.

The Telecommunications Act eliminates the limit on the number of radio broadcast stations that an individual or entity may own or control nationally. The statute also relaxes the FCC's local radio multiple ownership rules governing the common ownership of radio broadcast stations in the same geographic market. The statute permits the common ownership of up to 8 commercial radio stations, not more than 5 of which are in the same service (i.e., AM or FM), in markets with 45 or more commercial radio stations. In markets with 30 to 44 commercial radio stations, an individual or entity may own up to 7 commercial radio stations, not more than 4 of which are in the same service. In markets with 15 to 29 commercial radio stations, an individual or entity may own up to 6 commercial radio stations, not more than 4 of which are in the same service. In markets with 14 or fewer commercial radio stations, an individual or entity may own up to 5 commercial radio stations, not more than 3 of which are in the same service, provided that the commonly owned stations represent no more than 50% of the stations in the market.

The Telecommunications Act does not eliminate the FCC's rules restricting the common ownership of a radio station and a television station in the same geographic market ("one-to-a-market rule") and the common ownership of a daily newspaper and a broadcast station located in the same geographic market. The statute, however, does relax the FCC's one-to-a-market rule by authorizing the FCC to extend its waiver policy to stations located in the 50 largest television markets. The statute also allows the common ownership of a cable television system and a television station located in the same geographic market. Finally, the statute directs the FCC to review all of its ownership rules to determine whether they continue to serve the public interest. These requirements do not require any changes in the Company's present television and radio operations.

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

Regulatory Changes. Legislation enacted by Congress called the Cable Television Consumer Protection and Competition Act of 1992 (the "Act") imposes certain regulatory requirements on the operation of cable television systems. The Act provides television stations with the right to control the use of their signals on cable television systems. Each television station was required to elect prior to June 17, 1993 whether it wanted to avail itself of must-carry rights or, alternatively, to assert retransmission rights. If a television station elected to exercise its authority to grant retransmission consent, cable systems were required to obtain consent of that television station for the use of its signal and could be required to pay the television station by October 6, 1993 for such use. The Company believed that the preservation and continued cable carriage of the station's signal was more important than any potential negotiated consideration, and prior to the October 6 deadline elected must-carry for all its stations except the Fox affiliate, which successfully negotiated cable retransmission consents in association with the Fox Television Network. These elections remain in effect until October 1, 1996 when the stations again elect. The Act further requires mandatory cable carriage of all qualified local television stations not exercising their retransmission rights. Several challenges to the constitutionality of these requirements have been filed in Federal court. On December 13, 1995, a special three-judge panel of the U.S. District Court for the District of Columbia upheld the constitutionality of the provision in the Cable Television Consumer Protection and Competition Act of 1992 requiring mandatory cable carriage of all qualified local television stations not exercising their retransmission rights. An appeal of the District Court's decision is pending before the Supreme Court. In the meantime, the FCC's must-carry regulations implementing the Cable Act remain in effect. The Company cannot predict the outcome of such challenges or the effect that the Act will have on the business of the Company if the constitutionality of the requirements is not upheld.

The Telecommunications Act lifts the prohibition on the provision of cable television services by telephone companies in their telephone areas subject to regulatory safeguards and permits telephone companies to own cable systems under certain circumstances. Various federal courts have held that the prior statutory ban on the provision of video programming directly to subscribers by a telephone company in its telephone service area is unconstitutionally broad. The Supreme Court has agreed to review one of these decisions. It is not possible to predict the impact of these recent actions on the Company's television stations. The elimination or further relaxation of the restriction, however, could increase the competition the Company's television stations face from other distributors of video programming.

The Telecommunications Act also authorizes the FCC to issue additional licenses for advanced television ("ATV") services only to individuals or entities that hold an authorization to operate or construct a television station ("Existing Broadcasters"). The Telecommunications Act directs the FCC to adopt rules to permit Existing Broadcasters to use their ATV channels for various purposes, including foreign language, niche, or other specialized programming. The statue also authorizes the FCC to collect fees from Existing Broadcasters who use their ATV channels to provide services for which payment is received. Prior to the enactment of The Telecommunications Act, members of Congress sought assurance from the FCC that it would not implement any plan to award spectrum for ATV service until legislation is enacted to address spectrum issues such as whether broadcasters should be required to pay for ATV licenses. In response, the FCC stated that it would not award licenses or construction permits for A
TV service until legislation is enacted to address ATV spectrum issues.
Such legislation, if adopted, may require Existing Broadcasters to pay for ATV licenses. Heritage cannot predict what action Congress will take with respect to the ATV spectrum or the effect of any action on the business of Heritage.

Legislation has been introduced from time to time which would amend the Communications Act in various respects and the FCC from time to time considers new regulations or amendments to its existing regulations.
In addition, a number of proposals for regulatory changes are pending before the FCC. Such matters include proposals pending before the FCC to relax the rules governing the common ownership of television stations locally and nationally, to relax the rule governing the common ownership of a television and radio station in the same market, to authorize a new type of wireless cable system, and to authorize advanced (high definition) television systems. Certain of these changes have the potential to increase operating costs and/or increase the number of competing broadcast stations. Heritage cannot predict whether such changes will be adopted or, if adopted, the effect that any such changes would have on the business of Heritage.


Employees

Heritage and its subsidiaries employ approximately 3,200 full-time and up to 23,000 available part-time employees. Of this total, ACTMEDIA employs approximately 800 full-time and up to approximately 23,000 available part-time personnel, including POWERFORCE Services. Substantially all of ACTMEDIA's part-time personnel are field service staff. None of the In-store Marketing Group's employees are represented by a collective bargaining unit. DIMAC employs approximately 1,625 employees of which 100 employees in St. Louis are members of the Graphic Communications International Union (G.C.I.U.) Local 505. The G.C.I.U. contract runs through November 30, 1999. Heritage's broadcast subsidiaries currently employ approximately 760 employees of which 40 employees are represented by unions. The Company believes that it has a good relationship with its employees and unions.

Item 2.  Properties.

Heritage's headquarters are located in Dallas, Texas. The lease agreement for the 13,350 square feet of office space in Dallas expires April 30, 2000. ACTMEDIA leases office facilities with an aggregate of approximately 76,000 square feet in Norwalk, Connecticut and 8,100 square feet in Des Plaines, Illinois with leases expiring in 2000 and 1998, respectively, and 46 field offices with an aggregate of approximately 111,000 square feet pursuant to leases with terms of three years or less. POWERFORCE leases office facilities in Chicago totaling 15,619 square feet under an agreement that expires June 30, 1998.

DIMAC leases a 275,000 square foot facility in St. Louis, Missouri with an expiration date in October 2005. DIMAC has 10 remote locations, including its subsidiaries, with an aggregate of approximately 337,000 square feet pursuant to leases with terms expiring from 1996 to 2002. Palm Coast owns its 83,000 square foot facility.

The types of properties required to support each of Heritage's broadcast stations include offices, studios, transmitter sites and antenna sites.
A station's studios are generally housed with its offices in downtown or business districts. Heritage's television stations own approximately 74 total acres in 5 locations upon which buildings with approximately 60,000 square feet of office and studio space are located. The television stations own and lease approximately 92 and 1 acre, respectively, upon which the tower or transmitters are located. Heritage's radio stations own three AM transmitter sites totaling 58 acres and two facilities totaling 15,510 square feet. The radio stations lease approximately 47,000 square feet in six locations upon which office and studio space is located. The radio stations also lease tower space at six locations totaling 31 acres.

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

PART II



Item 5.  Market for the Registrant's Common Equity and Related Stockholder
Matters.

Shares of the Company's Class A Common Stock have been listed on the American Stock Exchange ("AMEX") under the symbol "HTG" since 1988. No other class of Heritage's common equity is currently publicly traded. The following table sets forth the high and low closing prices of the Class A Common Stock for each quarterly period within the two most recent fiscal years on the
AMEX:

                                           High                  Low
     	1995
		First Quarter                           	$	27	1/4          	$	23	7/8
		Second Quarter	                           	29	1/2	           	25	1/2
		Third Quarter		                            32	1/4	           	27	1/8
		Fourth Quarter		                           30	 		             25


	1994
		First Quarter                           	$	21	5/8	          $	17	1/2
		Second Quarter	                           	20	1/8		           16	1/8
		Third Quarter		                            22	3/8           		17	1/4
		Fourth Quarter		                           27	1/4		           21	1/2


On March 8, 1996 the last reported sale price of the Company's Class A Common Stock was $33 5/8 per share. At March 8, 1996 there were approximately 504 record holders of Class A Common Stock.

Heritage has never paid cash dividends on shares of any class of its common stock. Heritage presently intends to retain its funds to support the growth of its business or to repay indebtedness or for other general corporate purposes and therefore does not anticipate paying cash dividends on shares of any class of its common stock in the foreseeable future. Additionally, the various financing agreements to which either Heritage or one or more of its subsidiaries is a party may effectively prohibit or sharply impact Heritage's ability to pay dividends. See Item 7. "Management's Discussion and Analysis of Financial Condition and
Results of Operations - Capitalization and Liquidity".


Item 6.  Selected Financial Data.
         (In thousands, except per share data)

Set forth below is selected consolidated financial data with respect to the Company for the years ended December 31, 1995, 1994, 1993, 1992, and 1991, which were derived from the audited consolidated financial statements of the Company. The data as of December 31, 1995 and 1994 and for each of the years in the three year period ended December 31, 1995 should be read in conjunction with the audited consolidated financial statements of the Company and its subsidiaries and the related notes thereto included elsewhere herein.

                                    Years Ended December 31, (1)

                               1995    1994    1993    1992    1991
                               (in thousands, except per share data)
Statement of Operations Data:
Net revenues                 $ 435,776 317,628 291,205 250,891 222,360
Operating income (2)            73,013  57,838  34,995  27,550  21,950
Income (loss) before
extraordinary item              26,571  22,299      77(14,966) (19,278)
Net income (loss)               26,571  22,299     512(18,560) (14,958)
Earnings (loss) per
share before extraordinary item(3)
                                  1.50      .15   (.32)   (1.51)  (2.39)
Earnings (loss ) per share(3)     1.50      .15   (.29)   (1.76)  (1.97)
Equivalent shares(4)            17,676   17,381 16,314    14,449  10,369

Balance Sheet Data (at period end):
Property and equipment, net     56,155   54,799  57,422   55,832  48,659
Goodwill and other intangibles,
net                            383,848 382,288  363,667  373,426 375,378
Total assets                   551,011 514,147  492,849  496,296 481,147
 Long-term debt(5)             339,865 351,525  314,989  319,385 345,916
Stockholders' equity           120,400 89,246    86,642   91,213  62,022

Other Data:
 EBITDA(6)                     104,416 90,058  68,353     54,242  45,103
 Capital Expenditures (7)       15,088 13,271  18,534     15,531  11,421
 Ratio of EBITDA to interest,
  net                            3.01x  2.97x   2.17x      1.45x  1.17x
 Ratio of Debt to EBITDA         3.25   3.90    4.61       5.89   7.67


____________________
 (1)Information reflects acquisition and investment transactions described under Note 2 of Notes to Consolidated Financial Statements. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results
     of Operations-General."

(2) Operating income contains certain other expenses that are unusual or infrequent in nature and are not expected to be incurred by the Company on a regular basis in future periods. Such costs are comprised of the following: for the year ended December 31, 1995, $.8 million write-down of program rights; for the year ended December 31, 1993, $4.7 million relating to restructuring charges ($3 million) and the write-down of program rights ($1.7 million). In addition, operating income contains compensation expense relating to stock appreciation rights in the amounts of $350,000, $500,000, $500,000, and $4.9 million during the years ended December 31, 1991 through 1994, respectively.

(3) See Note 1(J) of Notes to Consolidated Financial Statements.

(4) Excludes shares reserved for issuance upon exercise of stock options or upon conversion of outstanding preferred stock, as the effect would be antidilutive or immaterial.

(5) Includes current installments. See Note 4 of Notes to Consolidated Financial Statements.


(6) EBITDA represents operating income excluding depreciation, amortization of goodwill and other assets (as presented on the face of the income statement) and nonrecurring charges. EBITDA is presented because management believes that is a widely accepted financial indicator of a company's ability to service and/or incur indebtedness, maintain current operating levels of fixed assets and acquire additional operations and businesses. Accordingly, significant uses of EBITDA include, but are not limited to, interest and principal payments on long-term debt, capital expenditures, and acquisitions of new operations or businesses. However, EBITDA should not be considered as an alternative to operating income or net income (loss) as a measure of operating results in accordance with generally accepted accounting principles or to cash flows from operating, investing or financing activities as a measure of liquidity. Items excluded from EBITDA, such as depreciation, amortization and nonrecurring charges, are significant components of the Company's operations and should be considered in evaluating the Company's financial performance. Nonrecurring charges are excluded from EBITDA due to the fact that management does not expect to incur these charges on a regular basis in the future and does not believe that these charges should be considered in evaluating the Company's ability to service and/or incur indebtedness, maintain current operating levels of fixed assets and acquire additional operations and businesses in the future. Investors should be aware that EBITDA as described above may differ in the method of calculation from EBITDA presented by other companies due to the exclusion of nonrecurring charges. See footnote (2) above for a description of nonrecurring charges.

(7) Capital expenditures represent expenditures for long-term fixed assets which are necessary to grow or maintain existing products or services sold by the Company. Capital expenditures exclude cash outlays relating to acquisitions, of $4.4 million, $11.9 million, $5.1 million, $6.9 million and $19 million for the years ended December 31, 1991 through 1995, respectively.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

Heritage Media has focused its growth strategy on acquiring in-store, media, and other communications-related businesses it believes have the potential for long-term appreciation and aggressively managing the respective operations to improve their operating results.

In July 1993, the Company completed the acquisition of the broadcast assets of radio station WKLX-FM, Rochester, New York. Heritage programmed and marketed the station under a local marketing agreement ("LMA") from May 1993 to the completion of the acquisition in July 1993. In October 1993, the Company agreed to acquire radio station WEZW-FM, Milwaukee, Wisconsin and began programming and marketing the station under an LMA. This acquisition was completed in January 1994.

In February 1994, Heritage completed the acquisition of in-store marketing companies located in Australia and New Zealand. In March 1994, Heritage completed the acquisition of KRJY-FM in the St. Louis market. In October 1994, the Company completed the sale of the assets of KDLT-TV, its smallest television station, located in Sioux Falls, South Dakota. The loss attributable to the sale was approximately $1.4 million. In October 1994, ACTMEDIA Canada, Inc. acquired Infonet. The purchase was financed by a
bank credit agreement with  Canadian banks.    Some of the major financing
activities in 1994 that simplified the Company's capitalization structure included conversion of the preferred shares, eliminating related dividends; early retirement of the settlement rights; and the secondary public offering and conversion of Class C common shares.

On January 1, 1995 the Company completed the acquisition of POWERFORCE Services located in Chicago. On June 15, 1995 Heritage purchased KXYQ-FM in Portland, Oregon and changed the call letters to KKRH-FM. On March 10, 1995 the company agreed to acquire radio station KKCJ-FM in Kansas City and began programming and marketing the station under an LMA. The acquisition was completed on July 25, 1995. In December 1995, Heritage wrote off its Netherlands in-store investment Media Meervoud.

Due to the numerous acquisitions, dispositions, and financing activities, the results of operations from year to year are not comparable.
See Note 2 of Notes to Consolidated Financial Statements for additional information concerning the Company's acquisitions, dispositions, and related transactions.

Results of Operations:  1995 Compared to 1994

Consolidated net revenues of $435.8 million in 1995 represented a 37% increase over the 1994 revenues of $317.6 million. Operating income of $73.0 million in 1995 exceeded the comparable 1994 period by 26%. The earnings per share was $1.50 versus $.15 in 1994. The improvement in the Company's operating results for the 1995 period primarily reflects revenue growth from all of the In-store Marketing Group's products, the addition of POWERFORCE Services and increased Television and Radio Group advertising revenues. The earnings per share improvement in 1995 versus 1994 was due principally to $15.2 million of additional operating income reduced by higher interest expense and income taxes. The 1995 period included an $.8 million write-down of television program rights, a $3.6 million write-off of the Netherlands investment, and an $.8 million gain on sale of assets. The 1994 period included a $4.9 million non-cash expense for stock appreciation rights. The 1994 period also included the $1.13 per share impact of settlement rights accretion and dividends. All comparisons, unless otherwise noted, are for the year ended December 31, 1995 versus the comparable 1994 period.

In-store Marketing. The In-store Marketing Group contributed $346.4 million of revenues in 1995, an increase of 51%, compared to $230.1 million in 1994. All of the group's product revenues increased versus 1994. Advertising and promotion revenues each improved by 20%. ICM revenues grew 14% to over $90 million. International revenues increased by 49% to $34.7 million in 1995 due primarily to the merger of Infonet into and the growth of the Canadian operation. POWERFORCE Services added $68.8 million of revenues in its first year with ACTMEDIA. The demonstration and sales merchandising businesses continue to experience increased competition which has adversely affected pricing.

The Netherlands investment, Media Meervoud, continued to incur losses in 1995. ACTMEDIA management's evaluation of the business concluded that due to weak local management, turnover of sales people, limited retailer base and single product dependence, the operation would not be funded beyond December 31, 1995. ACTMEDIA actively sought a buyer for the business, completed the sale on February 19, 1996 and wrote-off its $3.6 million investment as of December 31, 1995.

In-store Marketing operating income of $50.5 million increased by 36% from $37.2 million in the 1994 period due primarily to the increased 1995 revenues and an increase in the group's operating margin excluding the POWERFORCE acquisition. The operating margin was 14% in 1995 versus 16% in 1994. Excluding the operating results of POWERFORCE, which operates with a higher level of variable expenses, the In-store Marketing Group's operating margin increased to 18% in 1995.

Television. The Television Group generated $45.6 million of revenues in 1995, a 2% decline compared to $46.7 million in 1994. Revenues improved
2% compared to 1994 on a same station basis. The Television Bureau of Advertising Times Sales Survey reported that industry-wide gross local revenues increased by 5% and national revenues were up 1% compared to 1994. The Television Group's local revenues increased 2% and national revenues improved 12% compared to the 1994 period on a same station basis. Network compensation increased $.9 million in 1995 versus 1994. The 1995 period included $.5 million political revenues versus $3.3 million in 1994.
The Television Group's operating results were very strong for the first six months of 1995 and slowed in the third and fourth quarters. This performance was reflective of the Television industry's results by quarter. All of the Television Group's stations, except Charleston, WV, generated improved revenues and operating income in 1995 compared to 1994.

Operating income of $17.0 million increased by 13% compared to 1994 on a same station basis, excluding the 1995 $.8 million write-down of program rights, primarily as a result of higher revenues and reduced expenses. The operating margin improved from 35% in 1994 to 37% in 1995.

The rate of growth of local and national advertising expenditures in the industry continued to be slow entering 1996.

Radio. Net revenues of the Radio Group increased by 7% from $40.8 million in 1994 to $43.8 million in 1995. The Radio Advertising Bureau reported that total revenues grew by 7% (local up 8%, national up 3%) in the industry in the comparable period. The Radio industry also had quarterly market growth trends that declined sequentially each respective quarter. Revenues for the stations owned for all of both periods increased 4% primarily as a result of improved station ratings. The radio stations acquired in 1995 contributed $1.6 million of the revenue increase. The 1994 period included $.5 million of political revenues. The significant contributors to the growth were the St. Louis and Rochester duopolies and the Kansas City station. The Cincinnati station's revenues declined significantly due to the previously discussed format competition. However, the station achieved the number four rank in the market in the fourth quarter after the format change to smooth jazz.

Operating income grew from $8.7 million in 1994 to $9.4 million in 1995 primarily as a result of the improved revenues by the stations owned for all or both periods as a $1.2 million operating loss was incurred by the stations acquired in 1995. The operating margin improved from 21% in 1994 to 25% in 1995 on a same station basis.

The Radio industry has also seen a continued softening of advertising expenditures entering 1996.

Corporate Expenses. Corporate expenses in 1995 of $3.8 million increased 4% compared to $3.7 million in 1994.

Other Operating Expenses. The 1995 period included a $.8 million writedown of television program rights as a result of management's assessment of their realizable value (based upon projected future utilization of the programs). The 1994 period included a $4.9 million non-cash expense for stock appreciation rights (see Note 8 of Notes to Consolidated
Financial Statements).

Depreciation and Amortization. Depreciation and amortization of $30.6 million in 1995 increased by 12% compared to $27.3 million in 1994 due primarily to additional In-store Marketing depreciation associated with a higher fixed asset base and additional amortization attributed to acquisitions.

Interest Expense. Interest expense increased from $30.4 million in 1994 to $34.7 million in 1995 due to higher interest rates and higher debt levels.

Other Expenses. The 1995 results of operations included the non-cash $3.6 million write-off of MMV.Included in the 1994 results was a $1.4 million non-cash charge to reflect the loss on the sale of television station KDLT-TV.

Income Taxes. Income tax expense for 1994 relates primarily to state income taxes. Income tax expense for 1995 is comprised of Federal income tax of $6.4 million and state, local and foreign taxes of $2.7 million. Income tax expense in 1995 was reduced by the recognition of the Company's remaining net operating loss carryforwards of approximately $25 million.
In addition, the utilization of approximately $13 million of restricted net operating carryforwards in 1995 was credited to goodwill as such carryforwards were not recognized as deferred tax assets upon acquisition of the related entities in prior periods. The Company expects that its 1996 effective income tax rate for financial statement purposes will be approximately 53%, up from 26% in 1995, as a result of the Company's utilization of its net operating loss carryforwards for financial statement purposes in 1995.

Net Income. Primarily as a result of an additional $15.2 million of operating income, reduced by $4.3 million additional interest and $6.4 million incremental taxes, the Company improved its net income from $22.2 million in 1994 to $26.6 million in 1995. Net income applicable to common stock reflects settlement rights accretion of $19.5 million and preferred dividends of $.1 million in 1994.

Balance Sheet: 1995 Compared to 1994

Trade receivables increased 51% from $51.1 million in 1994 to $77.1 million in 1995. Approximately $6 million was due to the POWERFORCE acquisition, approximately $15 million was related to a 19% increase in fourth quarter 1995 revenues compared to 1994 and the remainder due to an increase in days sales outstanding. Receivables declined approximately $18 million subsequently in January 1996. Goodwill and other intangibles increased by approximately $1.6 million, net from 1994 to 1995 due to the approximately $21 million relating to acquisitions less $13.9 million of amortization expense and the remainder dispositions. Deferred advertising revenues increased from $13.9 million in 1994 to $25.2 million in 1995 due primarily to an increase in and timing of promotion revenues which provide for substantial billings prior to execution of the programs.

Results of Operations:  1994 Compared to 1993

Consolidated net revenues of $317.6 million represented a 9% increase over the 1993 revenues of $291.2 million. Cost of services of $151 million in 1994 were level with 1993. Operating income of $57.8 million in 1994 exceeded the comparable 1993 period by 65%. The earnings per share was $.15 versus a loss per share of $.29 in 1993. The improvement in the Company's operating results for the 1994 period primarily reflects strong revenue growth from the Instant Coupon Machine by the In-store Marketing Group, higher revenues from the In-store international operations, increased Television and Radio Group advertising revenues and positive contributions from the Radio acquisitions. The earnings per share improvement in 1994 versus 1993 was due principally to $22.8 million of additional operating income and $1.1 million lower interest expense. The 1994 period included a $4.9 million noncash expense for stock appreciation rights and 1993 included a $3 million noncash charge for ACTRADIO, a $1.7 million writedown of television broadcast program rights, and a $.4 million extraordinary gain on the early extinguishment of debt. All comparisons, unless otherwise noted, are for the year ended December 31, 1994 versus the comparable 1993 period.

In-store Marketing. The In-store Marketing Group contributed $230.1 million of revenues in 1994, an increase of 6%, compared to $216.3 million in 1993. The continued growth of the Instant Coupon Machine was a major contributor to the revenue increase. The ICM generated approximately $82 million of revenues in its second full year which exceeded the $63 million level in 1993 by 31%. International revenues grew from $17.7 million in 1993 to $23.2 million in 1994 due primarily to the Infonet and Australia /New Zealand acquisitions. ACTNOW revenues declined from $21.1 million in 1993 to $18 million in 1994 principally due to the loss of one customer program and a product switch by another. Revenues generated per program decreased from $3.5 million in 1993 to $3 million in 1994. Advertising revenues in 1994 declined 5% compared to 1993 reflecting the continuing trend of some clients directing a portion of their spending to ICM and away from the shelf-talk product. Impact revenues declined by 11% to $47 million in 1994. The demonstration business has seen increased competition which has adversely affected pricing and the free-standing insert coupon pricing war has had a negative effect.

Net revenues of ACTRADIO increased to $6.9 million in 1994 from $6.6 million in 1993. In 1993 the Company terminated the MUZAK Joint Operating Agreement, forming marketing alliances with three large music network providers to accelerate the conversion to satellite delivery and expanding its in-store audio network by approximately 9,000 stores. As a result of launching this new program, the Company recorded a one-time noncash charge of $3 million in the fourth quarter of 1993 reflecting the costs of closing a tape machine servicing center ($1.1 million), the write-off of obsolete delivery equipment ($1.5 million), and provisions for other costs ($.4 million). These actions reduced operating costs by approximately $4.9 million in 1994, reduced the long-term capital requirements, and increased the size and quality of the in-store audio network.

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

The In-store Marketing Group contributed 72% of the Company's revenues and 64% of operating income in 1994.

Television. The Television Group generated $46.7 million of revenues in 1994, a 13% increase compared to $41.5 million in 1993. The Television Bureau of Advertising Time Sales Survey reported that industry-wide gross local revenues increased by 4% and national revenues were up 23%, including additional political revenues, compared to 1993. The Television Group's local revenues increased 9% and national revenues improved 22% compared to the 1993 period including additional political advertising revenues of $3.3 million in 1994. All of the Television Group's stations generated increased revenues in 1994 with 78% of the improvement produced by the Pensacola, Oklahoma City and Plattsburgh stations. Pensacola benefited from local revenue growth of 10% and national revenue growth of 39% including $1.8 million of political revenues. The Oklahoma City station generated revenues of $8.3 million in 1994 compared to $7.3 million in 1993 primarily as a result of a 15% increase in local revenues. The continuing increase in popularity of the FOX network programming, the success of targeting programming to the age 18-49 audience, and National Football League telecasts have favorably impacted KOKH-TV's ratings. The Plattsburgh/Hanover stations' local and national revenues improved 5% and 25%, respectively, including $.6 million of political revenues.

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

Income Taxes. Income tax expense for 1994 and 1993 relates primarily to state income taxes. As of December 31, 1994 the Company had net operating loss carryforwards of $39.6 million available to offset future taxable income for Federal income tax purposes. Only a portion of this amount, however, reduced the Company's income tax provision for financial statement purposes in 1995 and the remainder was applied against goodwill upon realization.

Net Income   Primarily as a result of an additional $22.8 million of
operating income, the Company improved its net income from $.5 million in 1993 to $22.3 million in 1994. Net income applicable to shareholders reflects settlement rights accretion of $19.5 million in 1994 versus
$3.5 million in 1993 and preferred dividends of $.1 million in 1994 compared to $1.8 million in 1993.

Balance Sheet: 1994 Compared to 1993

Trade receivables increased approximately 7% from $47.9 million in 1993 to $51.1 million in 1994 due primarily to a 9% increase in fourth quarter 1994 revenues compared to 1993. Deferred revenues declined from $17.3 million in 1993 to $13.9 million in 1994 due primarily to an approximate $9 million decline in promotion revenues which provide for substantial billings prior to execution of the programs. Goodwill and other intangibles increased by $18.6 million from 1993 to 1994 due to $33 million of additions relating to acquisitions less $13 million of amortization and the sale of the South Dakota television station.


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



Liquidity and Capital Resources

Cash flows provided by operating activities totaling approximately $53.8 million in 1995 increased by $4 million versus 1994. In 1995 the $53.8 million of cash provided by operating activities was utilized primarily for acquisitions, net ($25 million), capital expenditures and investments ($15 million), and reduction of long-term debt ($13 million).

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

At December 31, 1994, the Company, through its Heritage Media Services, Inc. subsidiary ("HMSI"), had a $155 million bank credit facility (the "HMSI Credit Agreement"). HMSI is the Company's subsidiary which owns ACTMEDIA and the Company's broadcasting properties. The HMSI Credit Agreement was comprised of an $80 million term loan which began to amortize on December 31, 1994, continuing until June 1999 and a $75 million reducing revolving credit facility. The Company completed an amendment to the HMSI Credit Agreement on May 24, 1995 which renewed the available funds to $151.4 million deferring principal payments to 1997 through 1999. At
December 31, 1995, $76.4 million of the term loan facility and $37 million of the revolving credit facility were outstanding and $38 million of additional borrowings were available under the HMSI Credit Agreement.
The HMSI Credit Agreement includes a number of financial and other covenants, including the maintenance of certain operating and financial ratios and limitations on or prohibitions of dividends, indebtedness, liens, capital expenditures, asset sales and certain other items. Loans under the HMSI Credit Agreement are guaranteed by the Company and HMSI's domestic subsidiaries and are secured by a pledge of the capital stock of HMSI and its domestic subsidiaries.

On June 22, 1992, HMSI issued $150 million of 11% Senior Secured
Notes (the "Senior Notes") due June 15, 2002. Interest on the Senior Notes is payable semi-annually. The Senior Notes rank on a parity with the obligations under the HMSI Credit Agreement, are guaranteed by HMC, and HMSI's domestic subsidiaries and are secured by a pledge of capital stock of HMSI and its domestic subsidiaries.

On October 1, 1992 the Company issued $50 million of 11% Senior Subordinated Notes (the "1992 Subordinated Notes") due October 1, 2002. Interest on the 1992 Subordinated Notes is payable semi-annually. The 1992 Subordinated
 Notes are subordinate in right of payment to the prior payment in full of the HMSI Credit Agreement and the Senior Notes.

In August 1995, the Company entered into several two-year interest rate swap agreements with a combined notional principal amount of $50 million to more proportionately balance the mix of floating and fixed rate debt.
Of the total $50 million, $40 million matures on June 15, 1997 and the remaining $10 million matures on August 1, 1997. Under these arrangements, the Company will receive an average rate of 6.13% during the term of these agreements and will pay the respective six month LIBOR rate at each of the three reset periods (every six months). The six month LIBOR rate on the day these agreements were executed was 5.90%. The impact of the swap agreements on interest expense for the year ended December 31, 1995 was not material.

The Company has reduced its Debt to EBITDA ratio from 7.67 in 1991 to
3.25 in 1995. The EBITDA to interest coverage ratio has increased from
1.17 in 1991 to 3.01 in 1995. However, the Company is still highly leveraged and is expected to continue to have a high level of debt for the foreseeable future. See Note 4 of Notes to Consolidated Financial Statements for further discussion and details.

On February 20, 1996 the Company issued $175 million of 8.75% Senior Subordinated Notes (the "1996 Subordinated Notes) due February 15, 2006, to assist in funding the Company's merger with DIMAC. Interest on the 1996 Subordinated Notes is payable semi-annually commencing August 15, 1996.
The 1996 Subordinated Notes are subordinate in right of payment to the prior payment in full of the HMSI and DIMAC Credit Agreements and the Senior Notes.

On February 21, 1996, the Company, through its DIMAC Corporation subsidiary, entered into a $175 million bank credit facility (the "DIMAC Credit Agreement") to assist in funding the Company's merger with DIMAC. The
DIMAC Credit Agreement is comprised of a $50 million term loan which begins to amortize September 30, 1997, continuing until December 31, 2003 and a $125 million reducing revolving credit facility. The DIMAC
Credit Agreement includes a number of financial and other convenants, including the maintenance of certain operating and financial ratios and limitations on or prohibitions of dividends, indebtedness, liens, capital expenditures, asset sales, and certain other items. Loans under the DIMAC Credit Agreement are guaranteed by the Company and DIMAC's subsidiaries and are secured by a pledge of the capital stock of DIMAC and its subsidiaries.


On February 21, 1996 the Company completed its merger with DIMAC for cash in a transaction valued at approximately $260 million. The Company used the net proceeds from its 1996 Subordinated Notes offering along with $50 million drawn from the DIMAC Credit Agreement and $35 million drawn from the HMSI Credit Agreement to fund the transaction. Approximately $183 million was used to fund the purchase price of the DIMAC common stock and $77 million to refinance DIMAC's indebtedness ($65 million) and cover the transaction's merger and financing costs ($12 million). As a result of this transaction, the Company's availability under its HMSI Credit Agreement and DIMAC Credit Agreement equaled $17 million and $68 million, respectively. The Company's Debt to EBITDA ratio, after giving proforma effect to the DIMAC merger, equaled 4.5 to 1.0.

The Company expects the major requirements for cash in 1996 to include $6.5 million to acquire the Knoxville radio stations, $5 million for debt principal payments, approximately $11 million for leases and other contractual obligations, and approximately $20 million for capital expenditures. The Company has various financial options to meet these cash requirements including cash on hand, projected cash provided from operations, and available liquidity under the Credit Agreements.

Heritage will continue to expand and explore value-creating investments and acquisitions. The Company will continue to review all expenditures to maximize financial returns and maintain financial flexibility while continuing its long-term goal to de-leverage its capital structure.

Recently Issued Accounting Principles in 1996

The Company does not believe the adoption in 1996 of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", will have a significant effect on its financial position or results of operations.

The Company does not plan to adopt the fair value-based measurement methodology for employee stock options contemplated by Statement of Financial Accounting Standards No.123, "Accounting for Stock-Based Compensation". Accordingly, this Standard is not expected to have a significant effect on the Company's financial position or results of operations.



Foreign Exchange

The Company has foreign operations, primarily in Canada, and Australia/New Zealand. Exchange rate fluctuations between the currencies of these countries and the U.S. Dollar result in the translation and reporting of carrying amounts of foreign investments which vary from year-to-year in the Company's consolidated financial statements. Based on the current scope of its foreign operations, the Company believes that any such fluctuations would not have a material adverse effect on the Company's consolidated financial condition or results of operations as reported in U. S. Dollars.

Item 8.  Financial Statements and Supplementary Data.

The consolidated financial statements and financial statement schedules of Heritage Media Corporation and Subsidiaries as of December 31, 1995 and 1994 and for the years ended December 31, 1995, 1994 and 1993 are included on pages F-1 through F-29 herein.


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

(b) Reports on Form 8-K.

    The Company filed a Report on Form 8-K dated December 11, 1995
     (subsequently amended by  Forms 8-K/A dated January 4, 1996 and
     January 17, 1996) with respect to the Company's agreement and plan of merger with DIMAC Corporation. Such report contains consolidated financial statements of DIMAC Corporation; combined financial statements of T.R. McClure and Company, Inc. and related companies; financial statements of Palm Coast Data, Ltd.; and pro forma condensed combined financial statements of the Company.



HERITAGE MEDIA CORPORATION

Index to Exhibits



Exhibit
Number

2(a)Agreement and Plan of Merger, dated October 23, 1995, by and among the registrant, Arch Acquisition Corp. and DIMAC Corporation (1)

3(a)Articles of Incorporation(2)

3(b)Bylaws(3)

4(a)Indenture, dated as of June 15, 1992 of Heritage Media Services, Inc. ("HMSI") to Bankers Trust Company, as trustee (4)

4(b)Form of Pledge Agreement among the registrant, certain subsidiaries of the registrant, Bankers Trust Company and Citibank N.A. (4)

4(c)Indenture dated as of October 1, 1992 of the registrant to Bank of Montreal Trust Company, as trustee (5)

4(d)Indenture, dated as of February 15, 1996, of the registrant to The Bank of New York, as trustee (6)

4(e)Registrant's Series A Junior Participating Preferred Plan (7)

4(f)First Supplemental Indenture, dated as of February 15, 1996, of the registrant to The Bank of New York, as trustee (8)

10(a)Form of Credit Agreement among DIMAC Corporation, Citibank, N.A., as Administrative Agent, and NationsBank of Texas, N.A., as
Documentation Agent (8)

10(b)Form of Credit Agreement among HMSI, the banks named therein, Citibank, N.A., as agent and NationsBank of Texas, N.A., as co-agent(4)

10(c)Registrant's Amended and Restated Stock Option Plan (9)

10(d)Registrant's Employee Stock Ownership Plan, as amended (10)

11 Computation of Earnings per share (8)

21 Subsidiaries of the registrant (8)

23(a) Consent of KPMG Peat Marwick LLP (8)

27 Financial Data Schedules (8)

99 Proxy statement for annual meeting to be held on May 16, 1996 (11)

[FN]

(1) Filed as an Exhibit to the registrant's Registration Statement No. 33-64473 on Form S-4 and incorporated herein by reference.

(2)Filed as an Exhibit to the registrant's Form 10-K for the year ended December 31, 1989 and incorporated herein by reference.

(3)Filed as an Exhibit to the registrant's Form 10-K for the year ended December 31, 1990 and incorporated herein by reference.

(4)Filed as an Exhibit to the registrant's Registration Statement
   No. 33-47953 on Form S-2 and incorporated herein by reference.

(5)Filed as an Exhibit to the registrant's Registration Statement No. 33-52062 on Form S-2 and incorporated herein by reference.

(6)Filed as an Exhibit to the registrant's Registration Statement
   No. 33-63963 on Form S-3 and incorporated herein by reference.

(7)Filed as an Exhibit to the registrant's Form 8-K filed August 29, 1994 and incorporated herein by reference.

(8)Filed herewith.

(9)Filed as an Exhibit to the registrant's Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.

(10)Filed as an Exhibit to Amendment No. 2 to the registrant's
Registration Statement on Form S-8 and incorporated herein by reference.

(11)To be filed on or before April 30, 1996.