Form 10-Q
period 1996-03-31
HERITAGE MEDIA CORP
filed 1996-05-15
CIK 821020

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

____________________

FORM 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT FOR THE QUARTER ENDED MARCH 31, 1996.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                   Outstanding at May 7, 1996
Class A, $.01 Par Value                         17,767,438


PART I.  SUMMARIZED FINANCIAL INFORMATION
Item 1.  Financial Statements



    HERITAGE MEDIA CORPORATION AND SUBSIDIARIES
            CONSOLIDATED BALANCE SHEETS
              (Dollars in thousands)
                  (unaudited)


                                                March 31,  December 31,
                                                   1996       1995
                      ASSETS

     Current assets:
        Cash and cash equivalents                  2,834      2,383
        Trade receivables, net                    90,227     77,068
        Prepaid expenses and other                 7,836      6,605
        Inventory                                 13,743      5,008
        Deferred income taxes                      5,698      5,151
                                                 ________   ________
                 Total current assets            120,338     96,215
     Assets held for sale  (note 4)                8,695        -
     Property and equipment, net                  75,628     56,155
     Goodwill and other intangibles, net         609,349    383,848
     Other assets                                 14,689     14,793
                                                ________   ________
                                               $ 828,699    551,011
                                                ========   ========


       LIABILITIES AND STOCKHOLDERS' EQUITY

     Current liabilities:
        Note payable                                 -        5,000
        Current installments of long-term debt     9,974      5,026
          (note 3)
        Accounts payable and accrued expenses     80,482     52,069
        Deferred advertising revenues             19,273     25,219
        Other current liabilities                  1,589      1,911
                                                 ________   _______
              Total current liabilities          111,318     89,225
     Long-term debt, excluding current portion
         (note 3)                                574,567    334,839
     Other long-term liabilities                   6,888      2,531
     Deferred income taxes                        13,105      4,016
     Stockholders' equity:
        Common stock, $.01 par value:
          Class A - 40,000,000 shares authorized.
          Issued, 17,779,235 shares in 1996
          and 17,743,359 shares in 1995             178        177
        Additional paid-in capital              224,131    223,408
        Accumulated deficit                     (99,000)  (101,643)
        Accumulated foreign currency
          translation  adjustments               (1,134)    (1,088)
        Common stock in treasury, at cost
         (32,828  shares in 1996 and 1995)         (454)      (454)
                                                __________ _________
                 Total stockholders' equity     122,821    120,400
     Commitments and contingencies  (note 4)    __________ _________

                                              $ 828,699    551,011
                                               ========== ==========

<F1>
     See accompanying notes to consolidated financial statements.




     HERITAGE MEDIA CORPORATION AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF OPERATIONS
     (Dollars in thousands, except share information)
                    (unaudited)


                                                  Three Months
                                                  ended March 31,

                                                   1996       1995
     Net revenues:
        Marketing services                        99,308     64,324
        Broadcasting                              19,723     18,939
                                                 ________   ________
                                                 119,031     83,263
     Costs and expenses:                         ________  _________
        Cost of services:
             Marketing services                   63,692     41,412
             Broadcasting                          4,586      4,383
        Selling, general and administrative       26,067     19,584
        Depreciation                               4,406      3,685
        Amortization of goodwill and other assets  4,939      3,337
                                                _________  ________
                                                  103,690    72,401
                                                _________  ________

           Operating income                       15,341     10,862
                                                __________ _________

     Other income/(expense):
        Interest                                  (11,375)    (8,634)
        Other, net                                  4,640       (184)
                                                __________ __________
                                                  (6,735)    (8,818)
                                               __________  __________
           Income before income taxes and
            extraordinary item                     8,606      2,044
     Income taxes                                 (5,314)      (552)
                                               ____________ _________
           Income before extraordinary item        3,292      1,492
     Extraordinary item-loss on extinguishment
        of debt (note 3)                           (1,549)      -
                                               ___________ _________
           Net income                              1,743      1,492
                                               =========== =========

     Average number of common and common
        equivalent shares outstanding         18,154,118 17,624,133
                                              ========== ==========

     Earnings/(loss) per common and common equivalent share:
           Before extraordinary item                0.18       0.08
           Extraordinary item                      (0.08)        -
                                                  _______   ________
           Net earnings                             0.10       0.08
                                                  =======  =========

<F2>

     See accompanying notes to consolidated financial statements.



     HERITAGE MEDIA CORPORATION AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF CASH FLOWS
     Three Months Ended March 31, 1996 and 1995
              (Dollars in thousands)
                    (unaudited)


                                                   1996       1995
     Cash flows from operating activities:
       Net income                                  1,743      1,492
       Adjustments to reconcile net income to net cash
         provided by operating activities:
           Depreciation                            4,406      3,685
           Amortization:
             Broadcast program rights                492        524
             Goodwill and other assets             4,939      3,337
             Debt issuance costs                     287        157
           Write-off of fixed assets               1,111         -
           Gain on sale of assets                 (6,031)        -
            Loss on extinguishment of debt         1,549         -
           Other                                      11        88
           Changes in certain assets and liabilities
             net of effects of acquisitions:
               Accounts receivable                19,787      9,571
               Other assets                          369       (542)
               Accounts payable and accrued
                 expenses                        (13,624)    (2,228)
               Deferred advertising revenue       (5,946)     1,949
                                                _________  _________
                 Net cash provided by operating    9,093     18,033
                     activities                 _________ __________
     Cash flows from investing activities:
       Acquisitions, net of cash acquired
                 (note 3)                       (202,803)    (9,035)
       Capital expenditures                       (5,412)    (3,309)
       Proceeds from sale of assets  (note 3)     13,759        -
       Purchase of in-store marketing rights         (39)      (305)
                                               __________  __________
                    Net cash used by investing
                       actitivites              (194,495)   (12,649)
                                               __________  __________

     Cash flows from financing activities:
       Long-term borrowings                      327,719     28,803
       Retirements:
         Long-term debt                         (136,127)   (26,563)
         Other long-term liabilities                (549)      (599)
       Issuance of common stock                      494        374
       Retirement of settlement and
          stock appreciation rights                   -      (3,800)
       Payment of debt issuance costs             (5,684)      -
                                                __________ __________
                    Net cash provided/(used)
                      by financing activities    185,853     (1,785)
                                               ___________ __________

     Net change during period                        451      3,599
     Cash and cash equivalents at beginning of
       year                                        2,383      4,270
                                              =========== ===========

     Cash and cash equivalents at end of period    2,834      7,869
                                              =========== ===========
     Cash paid for interest                        3,782      2,541
                                              =========== ===========
     Cash paid for income taxes                      847        305
                                              =========== ===========

<F3>
     See accompanying notes to consolidated financial statements.


HERITAGE MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


March 31, 1996


(Unaudited)

Note 1.		Results of Operations.

The results of operations for the 1996 interim period reported are not necessarily indicative of results to be expected for the year. The information reflects all adjustments (none of which were other than normal recurring items) which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods.
It is suggested that this interim period financial information be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

Note 2.		Organization.

Heritage Media Corporation ("HMC" or "the Company"), operates in two segments - Marketing Services and Broadcasting. The Company's Marketing Services operations are conducted in the United States, Canada, New Zealand and Australia. Broadcasting operations are conducted in the United States.

Note 3.		Long-term Debt.

Long-term debt at March 31, 1996 and December 31, 1995 is summarized as follows:


	(Dollars in thousands)

                                   March 31,1996    December 31,1995
8.75%  Senior Subordinated Notes  $  175,000              ----
11%  Senior  Notes                   133,425           150,000
HMSI credit agreement                148,900           113,400
DIMAC credit agreement                64,450              ----
11% Senior Subordinated Notes         40,000            50,000
Canadian credit agreement             15,598            15,674
Other                                  7,168            10,791
                                     ________         _________
                                     584,541           339,865
Less current installments              9,974             5,026
                                     ________         _________

                                   $ 574,567           334,839
                                   ==========        ==========

Long-term debt increased by $244.7 million during the three month period ended March 31, 1996. The increase was primarily due to credit agreement borrowings and the issuance of 8.75% Senior Subordinated Notes, related to the DIMAC Marketing Corporation ("DIMAC") merger completed during the quarter, offset by the extinguishment of a portion of the 11% Senior and Senior Subordinated Notes. In addition to the extinguishment of the notes and the completion of the DIMAC merger, the credit agreement borrowings were used for the completion of the WMYU-FM and WWST-FM acquisition in Knoxville, Tennessee and the acquisition of Wilcox & Associates, Inc.
by the Company's direct marketing subsidiary, DIMAC. (See note 4 for a further discussion of the acquisitions.)

The Company issued $175 million of 8.75% Senior Subordinated Notes due February 15, 2006 to assist in the funding of the Company's merger with DIMAC. The 8.75% Notes are redeemable, in whole or in part, at the option of the Company at any time on or after February 15, 2001, at amounts decreasing from 104.375% to 100% of par on February 15, 2004.
The 8.75% Notes are subordinated to all existing and future Senior indebtedness and are unsecured.

The Company, through DIMAC, entered into a $175 million bank credit facility with a group of banks primarily to refinance the long-term obligations the Company acquired through the DIMAC merger and finance the balance of the transaction. The DIMAC credit agreement provides for a $50 million term loan and a reducing revolving credit facility of up to $125 million. The revolving credit commitment will reduce quarterly beginning March 31, 1998 and the term loan's quarterly payments commence on September 30, 1997 and continue until June 30, 2003. DIMAC pays a commitment fee on the unadvanced portion of the credit agreement at a rate ranging from .25% to .375% determined by DIMAC's leverage ratio. Loans under the credit agreement bear interest at rates based on the agent bank's base rate or a Eurodollar rate plus a margin depending on DIMAC's total leverage ratio
(as defined). The loans under the DIMAC Credit agreement are secured by the stock of DIMAC and all of its subsidiaries.

During the quarter, Heritage Media Services, Inc. ("HMSI"), a wholly-owned subsidiary, repurchased the Company's outstanding
11% Senior Subordinated Notes with a face amount of $10 million prior to scheduled maturity. This resulted in an extraordinary loss of $.5 million, net of taxes.

Also during the quarter, HMSI repurchased outstanding HMSI 11% Senior
Notes with a face amount of $16.6 million prior to scheduled maturity.
The result was an extraordinary loss of $1 million, net of taxes, and includes the write-off of $.2 million of debt issuance costs.

An additional $5.0 million of the HMSI credit agreement term facility was reclassified to current installments at March 31, 1996 per the credit agreement.

Note 4.		Acquisitions.

In February 1996, the Company completed its merger with DIMAC Marketing
Corporation, the largest full service, vertically integrated direct marketing services company in the United States. The Company acquired
DIMAC for cash in a transaction valued at approximately $260 million.
Under the terms of the merger agreement, each of the approximately
6.5 million shares of DIMAC common stock were exchanged for merger consideration of $28. The merger was accounted for by the Company as a purchase. The Company included the financial results of DIMAC beginning February 1, 1996. Revenues of $29.4 million and operating income of $3.1 million were recognized for the period ending
March 31, 1996. The purchase price allocation is preliminary.
(See note 3 for financings related to this acquisition.)

In February 1996, the Company completed the acquisition of radio stations WMYU-FM and WWST-FM both serving Knoxville, Tennessee for cash consideration of $6.5 million. The Company included the financial results of the Knoxville stations from February 17, 1996.
Revenues of $198,000 were recognized for the period ending
March 31, 1996 and operating income was immaterial.


Notes to Consolidated Financial Statements, (continued)


In March 1996, the Company agreed to exchange its Seattle, Washington radio stations KCIN-FM and KRPM-AM for EZ Communications, Inc. radio stations WRNO-FM, WEZB-FM and WBYU-AM serving New Orleans, Louisiana and $7.3 million in cash. The Company included the financial results of the New Orleans stations from March 18, 1996 under the terms of a Local Marketing Agreement ("LMA"). Revenues of $194,000 were recognized for the period ending March 31, 1996 and operating income was not significant. Completion of the exchange is subject to approval of the Federal Communications Commission and is expected in the third quarter of 1996. Assets held for sale of $8.7 million represent the net assets of the Seattle stations.

In March 1996, the Company entered into an LMA with Television Fit for
Life, Inc. to operate Channel 35, WFGX-TV in Fort Walton Beach, Florida.
The Company will operate WFGX-TV as a commercial television station with primary focus on local news service and popular entertainment programming. This station combined with WEAR-TV, the Company's ABC affiliate in Pensacola, Florida, allows the Company to increase its broadcasting capacity on the Florida side of the Mobile, Alabama/ Pensacola, Florida market. Under the agreement the Company has an option to purchase the station, along with its FCC license.

In March 1996, DIMAC acquired Wilcox & Associates, Inc. ("Wilcox"), a New York City based direct response advertising agency for $3 million in cash. Wilcox will continue to operate under its own name as a subsidiary of DIMAC.

The purchase prices of the DIMAC, Knoxville stations, and Wilcox acquisitions discussed above were allocated as follows:




(Dollars in thousands)

Working capital, net                                    $   (3,186)
Other noncurrent assets                                     17,648
Goodwill and other intangibles                             242,461
Long-term liabilities and debt                             (54,120)
                                                         ___________
Total cash paid, net of cash acquired                     $202,803
                                                         ===========


Assuming the acquisitions discussed above were consummated on January 1, 1995, consolidated revenues and net income on a proforma basis for the three months ended March 31, 1995 would have been $111 million and $3.3 million loss, respectively. Loss per share on a proforma basis for the same period would have been $.19. Proforma revenues and net income for the three month period ended March 31, 1996 would have been $132.3 million and $.6 million, respectively. Income per share on a proforma basis for the same period would have been $.04.

In February 1996, the Company completed the sale of its smallest television station, KEVN-TV, located in Rapid City, South Dakota, to Blackstar of South Dakota, L.L.C. As a result of this sale, the Company recognized a gain of approximately $6.0 million in the first quarter of 1996.

Notes to Consolidated Financial Statements, (continued)

Note 5. 	Subsequent Events.

In May 1996, DIMAC acquired MBS/Multimode, Inc. ("MBS"), a database marketing firm based in Huntington Station, New York. DIMAC purchased MBS's assets and working capital for approximately $24 million.
MBS will continue to operate under its own name as a subsidiary of DIMAC.


Note 6.		Accounting Principles.

The Company adopted the provisions of SFAS No. 121. "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, on January 1, 1996". The adoption of this statement did not have a material effect on the Company's financial position or results of its operations.




Item 2.	Management's  Discussion and Analysis of Financial
        Condition and Results of Operations.

Results of Operations:  First Quarter 1996 compared to 1995

Consolidated net revenues of $119.0 million increased 43% over the 1995 revenues of $83.3 million. Operating income of $15.3 million in 1996 exceeded the comparable 1995 period by 41%. Pretax income of $8.6 million in 1996, before extraordinary item, significantly exceeded $2.0 million in 1995. Earnings per share excluding non-recurring and extraordinary items was $.03 in 1996 versus $.08 per share in 1995. The improved results reflect the inclusion of DIMAC Marketing Corporation, effective February 1, 1996, and increases in revenue and operating income from the Marketing Services and Broadcasting segments. Consolidated net revenues and operating income increased 9% and 18%, respectively, in 1996 versus the 1995 period on a comparable basis. The 1996 period included a $6 million gain on the sale of the South Dakota television station, a $1.1 million loss on the write-off of obsolete fixed assets, and the $1.5 million extraordinary loss on the extinguishment of debt.

Marketing Services.  The Marketing Services segment contributed
$99.3 million of revenues in 1996, an increase of 54%, compared to $64.3 million in 1995. The inclusion of DIMAC Marketing results added $29.4 million in revenues and ACTMEDIA's revenues grew 9%. Marketing Services revenues increased 10% in 1996 versus comparable 1995 including DIMAC Marketing in both periods. ACTMEDIA's growth was spurred by increases from the Instant Coupon Machine, advertising products, and promotion programs. DIMAC Marketing generated proforma revenue improvement of 13% over prior year, reflecting growth from all operations.

Operating income for the Marketing Services segment of $10.7 million in 1996 significantly increased versus $6.0 million in 1995. The inclusion of DIMAC Marketing's results in 1996 added $3.1 million and ACTMEDIA generated $1.6 million of operating income growth. Marketing Services income improved 23% in 1996 versus the comparable 1995 including DIMAC Marketing in both periods. The improvement in Marketing Services operating income on a proforma basis including DIMAC Marketing in both periods was due primarily to increased revenues as the operating margin was 11% in 1996 versus 10% in the comparable 1995 period.

It is anticipated that the Marketing Services segment will generate approximately 80% of HMC's consolidated revenues in 1996.

Broadcasting. The Broadcasting segment generated $19.7 million of revenues in 1996, a 4% increase compared to 1995. The Television Group, excluding the South Dakota station sold in 1996, grew revenues by 5% to $10.2 million primarily due to additional political revenues and network compensation. The Pensacola, FL television station grew revenues by 8% in 1996 versus 1995. The Radio Group contributed $9.5 million of revenues, a 10% increase over 1995, due primarily to the continuing improvement of the Portland and Kansas City FM stations acquired in 1995.

Operating income of $5.5 million in 1996 increased by 11% versus 1995 including the radio acquisitions and excluding the television station sold in 1996. The improvement reflects a 4% increase from the Television Group on higher revenues and a 32% improvement from the Radio Group primarily from the turnaround of the acquired Portland and Kansas City stations.

The Television industry had modest growth of 4% and the Radio industry grew 6% in first quarter 1996 versus the comparable 1995 period. Revenues for the second quarter of 1996 for the Television and Radio industries appear to be improving slightly compared to the first quarter.

Corporate Expenses.  Corporate expenses of $.9 million in 1996 increased versus $.7 million in 1995, but remained less than 1% of consolidated net revenues.

Depreciation and Amortization. Depreciation and amortization of $9.3 million in 1996 increased by 33% compared to $7.0 million in 1995. This increase resulted primarily from the inclusion of DIMAC Marketing, which added $1.8 million, and an increase in ACTMEDIA depreciation.

Interest Expense. Interest expense increased from $8.6 million in 1995 to $11.4 million in the 1996 period due to both higher interest rates and higher debt levels associated with the DIMAC Marketing acquisition.

Other Expense. Other expense in 1996 included the $6 million gain on the sale of the South Dakota television station and a $1.1 million loss on the write-off of obsolete ACTRADIO fixed assets.

Income Taxes. Income tax expense for 1995 relates primarily to state income taxes of $.4 million and Federal income tax of $.2 million. Income tax expense for 1996 is comprised of Federal income tax of $4.5 million and state, local and foreign taxes of $.8 million.
Income tax expense in 1995 was reduced by the recognition of the Company's remaining net operating loss carryforwards in 1995.
The Company expects that its 1996 effective income tax rate for financial statement purposes will be approximately 53%, up from 26% in 1995, as a result of the Company's utilization of its net operating loss carryforwards for financial statement purposes in 1995.

Net Income. The Company improved its pretax income from $2.0 million in 1995 to $8.6 million in 1996 primarily as a result of an additional $4.5 million of operating income and $4.6 million of net non-recurring other income, reduced by increased interest expense. Net income of $1.7 million in 1996 improved 17% versus $1.5 million in 1995 due to the significant increase in Federal income tax expense discussed above.

Balance Sheet: 1996 Compared to 1995

The March 31, 1996 balance sheet changes from December 31, 1995 to March 31, 1996 are due primarily to the DIMAC Marketing, Wilcox, and radio station acquisitions and financings. See note 4 for purchase price allocation and note 3 for long term debt discussion.

Liquidity and Capital Resources

Cash flows provided by operating activities totaling $9.1 million in 1996 decreased by $9 million versus 1995 due primarily to higher working capital requirements. In 1996 the $9.1 million of cash provided by operating activities, $185.9 million from financing activities, and $13.8 million from sales proceeds, was utilized primarily for acquisitions, net ($202.8 million) and capital expenditures
($5.4 million).

Cash flows provided by operating activities totaled approximately
$18 million in 1995. These funds were principally utilized for net capital expenditures and investments ($3.3 million), acquisitions
($9.0  million), and retirement of stock appreciation rights ($3.8  million).


At December 31, 1995, the Company, through its Heritage Media Services, Inc. subsidiary ("HMSI"), had a $151.4 million bank credit facility
(the "HMSI Credit Agreement"). HMSI is the Company's subsidiary which owns ACTMEDIA and the Company's broadcasting properties. The HMSI Credit Agreement was comprised of an $76.4 million term loan and a $75 million reducing revolving credit facility. At March 31, 1996, $76.4 million of the term loan facility and $72.5 million of the revolving credit facility were outstanding and $2.5 million of additional borrowings were available under the HMSI Credit Agreement. The HMSI Credit Agreement includes a number of financial and other covenants, including the maintenance of certain operating and financial ratios and limitations on or prohibitions of dividends, indebtedness, liens, capital expenditures, asset sales and certain other items. Loans under the HMSI Credit Agreement are guaranteed by the Company and HMSI's domestic subsidiaries and are secured by a pledge of the capital stock of HMSI and its domestic subsidiaries.

On June 22, 1992, HMSI issued $150 million of 11% Senior Secured Notes (the "Senior Notes") due June 15, 2002. Interest on the Senior Notes is payable semi-annually. The Senior Notes rank on a parity with the obligations under the HMSI Credit Agreement, are guaranteed by HMC, and HMSI's domestic subsidiaries and are secured by a pledge of capital stock of HMSI and its domestic subsidiaries.
See note 3 for discussion of the purchases during the first quarter.

On October 1, 1992 the Company issued $50 million of 11% Senior Subordinated Notes (the "1992 Senior Subordinated Notes") due
October 1, 2002. Interest on the 1992 Senior Subordinated Notes is payable semi-annually. The 1992 Senior Subordinated Notes are subordinate in right of payment to the prior payment in full of the HMSI and DIMAC Credit Agreements and the Senior Notes. See note 3 for discussion of the purchases during the first quarter.

In August 1995, the Company entered into several two-year interest rate swap agreements with a combined notional principal amount of $50 million to more proportionately balance the mix of floating and fixed rate debt. Of the total, $40 million matures on June 15, 1997 and the remaining $10 million matures on August 1, 1997. Under these arrangements, the Company will receive an average rate of 6.13% during the term of these agreements and will pay the respective six month LIBOR rate at each of the three reset periods (every six months). The six month LIBOR rate on the day these agreements were executed was 5.90%. The impact of the swap agreements on interest expense for the year ended March 31, 1996 was not material.

On February 20, 1996 the Company issued $175 million of 8.75% Senior Subordinated Notes (the "1996 Senior Subordinated Notes") due
February 15, 2006, to assist in funding the Company's merger with DIMAC. Interest on the 1996 Senior Subordinated Notes is payable semi-annually commencing August 15, 1996. The 1996 Senior Subordinated Notes are subordinate in right of payment to the prior payment in full of the HMSI and DIMAC Credit Agreements and the Senior Notes.

On February 21, 1996, the Company, through its DIMAC Corporation subsidiary, entered into a $175 million bank credit facility (the "DIMAC Credit Agreement") to assist in funding the Company's merger with DIMAC. The DIMAC Credit Agreement is comprised of a $50 million term loan which begins to amortize September 30, 1997, continuing until June 30, 2003 and a $125 million reducing revolving credit facility. At March 31, 1996, $50 million of the term loan and $14.5 million of the revolver were outstanding and $58.5 million of additional borrowings were available under the DIMAC Credit Agreement. The DIMAC Credit Agreement includes a number of financial and other convenants, including the maintenance of certain operating and financial ratios and limitations on or prohibitions of dividends, indebtedness, liens, asset sales, and certain other items. Loans under the DIMAC Credit Agreement are guaranteed by the Company and DIMAC's subsidiaries and are secured by a pledge of the capital stock of DIMAC andits subsidiaries.

The Company expects the major requirements for cash for the remainder of 1996 to include $11 million for early extinguishment of debt which was completed in April, $5 million for debt principal payments, approximately $17 million for tax payments, and approximately $20 million for capital expenditures. The Company has various financial options to meet these cash requirements including cash on hand, projected cash provided from operations, and available liquidity under the Credit Agreements.

Heritage will continue to expand and explore value-creating investments and acquisitions. The Company will review all expenditures to maximize financial returns and maintain financial flexibility while continuing its long-term goal to de-leverage its capital structure.

Some statements contained in this document are forward looking and actual results may differ materially. Statements not based on historical facts involve risks and uncertainties, including, but not limited to, the effect of economic conditions, capacity and supply constraints or difficulties, actual purchases under agreements, particularly by certain of the Company's largest clients, and the ability of the Company to maintain favorable client relationships and competitive factors.



SIGNATURE

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

			HERITAGE MEDIA CORPORATION


Dated: May 14, 1996		by	  /s/	David N. Walthall
				David N. Walthall
				President and Chief Executive Officer


Dated: May 14, 1996		by	  /s/	James P. Lehr
				James P. Lehr
				Sr. Vice President
				  Principal Accounting Officer