Form 10-Q
period 1996-06-30
HERITAGE MEDIA CORP
filed 1996-08-14
CIK 821020

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

____________________

FORM 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT FOR THE QUARTER ENDED JUNE 30, 1996.

   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF
    1934 FOR THE TRANSACTION PERIOD FROM __________ TO _________.



Commission file number:  1-100155

________________________


HERITAGE MEDIA CORPORATION
(Exact Name of Registrant as Specified in Its Charter)


DELAWARE        42-1299303
(State or Other Jurisdiction of (I.R.S. Employer Identification No.)
 Incorporation or Organization)

13355 Noel Road, Suite 1500
  Dallas, Texas   75240
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

 Class                              Outstanding at August 2, 1996
 Class A, $.01 Par Value                     35,556,140
				reflecting the August 12, 1996 stock split

  PART I.  SUMMARIZED FINANCIAL INFORMATION
  Item 1.  Financial Statements


HERITAGE MEDIA CORPORATION AND SUBSIDIARIES
	 CONSOLIDATED BALANCE SHEETS
	   (Dollars in thousands)
		 (unaudited)

                                          June 30,   December 31,
					     1996       1995
		   ASSETS                ____________ _____________
  Current assets:
     Cash and cash equivalents             $   625      2,383
     Trade receivables, net                107,231     77,068
     Prepaid expenses and other              7,605      6,605
     Inventory                              11,538      5,008
     Deferred income taxes                   5,919      5,151
					  _________   _______
	       Total current assets        132,918     96,215
  Assets held for sale  (note 4)             8,695         -
  Property and equipment, net               97,269     56,155
  Goodwill and other intangibles, net      637,643    383,848
  Other assets                              12,844     14,793
					  _________   _______
					  $889,369    551,011
					  =========  ========


    LIABILITIES AND STOCKHOLDERS' EQUITY

  Current liabilities:
     Note payable                          $  -         5,000
     Current installments of long-term debt 14,618      5,026
     Accounts payable and accrued expenses  83,482     52,069
     Deferred advertising revenues          18,792     25,219
     Other current liabilities               1,273      1,911
					  _________   _______
	    Total current liabilities       118,165    89,225

  Long-term debt, excluding current portion 607,507   334,839
  Other long-term liabilities                22,857     2,531
  Deferred income taxes                      13,300     4,016
  Stockholders' equity (note 5):
     Common stock, $.01 par value:
       Class A - 100,000,000 shares authorized.
       Issued, 35,620,796 shares in 1996 and
       35,486,718 shares in 1995                356        355
     Additional paid-in capital             224,636    223,230
     Accumulated deficit                    (96,194)  (101,643)
     Accumulated foreign currency translation  (804)    (1,088)
     Common stock in treasury, at cost         (454)      (454)
      (65,656 shares in 1996 and 1995)       _________   _______
	      Total stockholders' equity     127,540    120,400
  Commitments and contingencies  (note 4)    _________   _______
					    $ 889,369    551,011
					    ==========  =========



  See accompanying notes to consolidated financial statements.


  HERITAGE MEDIA CORPORATION AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF OPERATIONS
  (Dollars in thousands, except share information)
		 (unaudited)


				Three Months          Six Months
			       ended June 30,        ended June 30,
			    _________________       _________________
                             1996       1995       1996       1995
  Net revenues:            ------    --------    -------    --------
   Marketing Services      $119,348    84,201     218,656    148,525
   Broadcasting              25,494    22,893      45,217     41,832
  Net revenues:            --------  --------    -------    --------
			    144,842   107,094     263,873    190,357
			   --------  --------    -------    --------


  Costs and expenses:
    Cost of services:
       Marketing Services     71,269     56,086    134,961     97,498
       Broadcasting            5,851      5,157     10,437      9,540
    Selling, general and
	   administrative     32,126     21,463     58,193     41,047
    Depreciation               5,340      3,606      9,746      7,291
    Amortization of goodwill
	  and other assets     6,191      3,485     11,130      6,822
			      ------    --------    -------    --------
			     120,777     89,797    224,467     162,198
			      ------    --------    -------    --------

       Operating income        24,065     17,297     39,406     28,159
			      ------    --------    -------    --------

  Other expense:
    Interest, net            (13,915)    (8,842)   (25,290)    (17,476)
    Other, net                  (141)      (406)     4,499        (590)
			       ------    --------    -------    --------
			     (14,056)    (9,248)   (20,791)    (18,066)

Income before income taxes
 and extraordinary item        10,009      8,049     18,615     10,093
  Income taxes                 (5,461)    (2,314)   (10,775)    (2,866)
			      ------    --------    -------    --------
Income before extraordinary
   item                         4,548      5,735      7,840      7,227
  Extraordinary item-loss on
    extinguishment               (842)        -      (2,391)        -
			      ------    --------    -------    --------
       Net income             $ 3,706      5,735      5,449      7,227
			      ========   ========   ========   =========

Average number of common and
 common  equivalent  shares
 outstanding (note 5 )          36,604     35,356     36,456     35,302

Income/(loss) per common
and common equivalent share:
 Before extraordinary item     $  0.12       0.16       0.22       0.20
       Extraordinary item        (0.02)        -       (0.07)        -
			       ------    --------    -------    --------

       Net income              $ $0.10      $0.16      $0.15      $0.20
			       =======    =========   ========  ==========


  See accompanying notes to consolidated financial statements.




  HERITAGE MEDIA CORPORATION AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF CASH FLOWS
   Six Months Ended June 30, 1996 and 1995
	   (Dollars in thousands)
		 (unaudited)

                                             1996       1995
					    _______    _______
  Cash flows from operating activities:
    Net income                             $ 5,449      7,227
    Adjustments to reconcile net income to
    net cash provided by operating
	  activities:
	Depreciation                         9,746      7,291
	Amortization:
	  Broadcast program rights             995      1,030
	  Goodwill and other assets         11,130      6,822
	  Debt issuance costs                  586        373
	Write-off of fixed assets            1,111        318
	Gain on sale of assets              (6,031)        -
	Loss on early extinguishment of debt 2,391         -
	Other                                  399       (223)
	Changes in certain assets and liabilities
	  net of effects of acquisitions:
	    Trade receivables                2,800     (4,484)
	    Other assets                     3,028     (2,651)
	    Accounts payable and accrued
	      expenses                     (16,172)    (5,344)
	    Deferred advertising revenue    (6,427)     4,133
					   _________  ________
		 Net cash provided by
		 operating activities        9,005     14,492
					   _________  ________
  Cash flows from investing activities:
    Acquisitions, net of cash acquired
       (note 4)                             (218,175)  (16,114)
    Capital expenditures                     (12,418)   (7,248)
    Proceeds from sale of assets  (note 4)    13,759       -
    Purchase of in-store marketing rights      (85)      (422)
					    _________  ________
      Net cash used by investing activities  (216,919)  (23,784)
					     _________  ________
  Cash flows from financing activities:
    Long-term borrowings                     402,910    75,035
    Retirements:
      Long-term debt                        (190,615)   (62,682)
      Other long-term liabilities             (1,113)    (1,194)
    Issuance of common stock                     917        483
    Retirement of stock appreciation rights      -       (3,800)
    Payment of debt issuance costs            (5,943)      (227)
					     _________  ________
       Net cash provided by financing
	activities                           206,156      7,615
					    _________  ________
  Net change during period                    (1,758)    (1,677)
  Cash and cash equivalents at beginning of    2,383      4,270
     year                                    _________  ________
  Cash and cash equivalents at end of period $   625      2,593
					     =========  ========
  Cash paid for interest                     $17,370     16,610
					    =========   ========
  Cash paid for income taxes                 $ 5,752      1,657
					     ========   ========

  See accompanying notes to consolidated financial statements.


HERITAGE MEDIA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


June 30, 1996
(Unaudited)

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

Note 3.         Long-term Debt.

	Long-term debt is summarized as follows:

                                                 (Dollars in thousands)

						June 30,        December 31,
						1996               1995
					      ____________     ______________

8.75 % Senior Subordinated Notes              $ 175,000            --
11 % Senior Notes                               129,620          150,000
HMSI credit agreements                          171,800          113,400
DIMAC credit agreement                           95,600             --
11 % Senior Subordinated Notes                   27,600           50,000
Canadian credit agreement                        15,177           15,674
Other                                             7,328           10,791
					      ____________     ______________
						622,125          339,865
Less current installments                        14,618            5,026
					      ____________     ______________
					      $ 607,507          334,839
					      ============     ===============






Long-term debt increased by $282.3 million during the six month period ended June 30, 1996. The increase was primarily due to credit agreement borrowings and the issuance of 8.75% Senior Subordinated Notes related to the DIMAC Marketing Corporation ("DIMAC") merger completed during the first quarter of 1996. Credit agreement borrowings were also utilized for the extinguishment of a portion of the 11% Senior and Senior Subordinated Notes and for the completion of the WMYU-FM and WWST-FM acquisitions in Knoxville, Tennessee and the acquisition of Wilcox & Associates, Inc. and MBS/Multimode by the Company's direct marketing subsidiary, DIMAC
(see Note 4 for a further discussion of the acquisitions).

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

The Company, through DIMAC, entered into a $175 million bank credit facility (the "DIMAC Credit Agreement") with a group of banks primarily to refinance the long-term obligations the Company acquired through the DIMAC merger and finance the balance of the transaction. The DIMAC Credit Agreement provides for a $50 million term loan and a reducing revolving credit facility of up to $125 million. The revolving credit commitment will reduce quarterly beginning March 31, 1998 and the term loan's quarterly payments commence on September 30, 1997 and continue until June 30, 2003. DIMAC pays a commitment fee on the unadvanced portion of the credit agreement at a rate ranging from .25% to .375% determined by DIMAC's leverage ratio. Loans under the DIMAC Credit Agreement bear interest at rates based on the agent bank's base rate or a Eurodollar rate plus a margin depending on DIMAC's total leverage ratio (as defined). The loans under the DIMAC Credit Agreement are secured by the stock of DIMAC and all of its subsidiaries.

During the second quarter of 1996, Heritage Media Services, Inc. ("HMSI"), a wholly-owned subsidiary, repurchased the Company's outstanding 11% Senior Subordinated Notes with a face amount of $12.4 million prior to scheduled maturity resulting in an extraordinary loss of $.6 million, net of taxes. Combined with the 11% Senior Subordinated Notes repurchased in the first quarter of 1996, HMSI has repurchased a cumulative face amount totaling $22.4 million prior to scheduled maturity and recognized a year-to-date extraordinary loss of $1.2 million, net of taxes.

Also during the second quarter of 1996, HMSI repurchased outstanding
HMSI 11% Senior Notes with a face amount of $3.8 million prior to scheduled maturity resulting in an extraordinary loss of $.2 million, net of taxes, which includes the write-off of $.1 million of debt issuance costs. On a cumulative basis in 1996, HMSI has repurchased HMSI 11% Senior Notes with a face amount totaling $20.4 million prior to scheduled maturity and recognized a year-to-date extraordinary loss of $1.2 million, net of taxes, which includes the write-off of $.3 million of debt issuance costs.

On May 31, 1996 the Company, through HMSI, entered into a $50 million bank credit facility ("1996 HMSI Credit Agreement") for the sole purpose of refinancing a portion of its 11% Senior Notes. The 1996 HMSI Credit Agreement provides for a $50 million revolving credit facility due December 31, 1997. HMSI pays a commitment fee on the unadvanced portion of the credit agreement at a rate ranging from .25% to .375% determined by HMSI's leverage ratio. Loans under the credit agreement bear interest at rates based on the agent bank's base rate or a Eurodollar rate plus a margin depending on HMSI's total leverage ratio (as defined). The loans under the 1996 HMSI Credit Agreement are guaranteed by the Company and HMSI's domestic subsidiaries and are secured by the stock of HMSI and its domestic subsidiaries.

Notes to Consolidated Financial Statements, (continued)



An additional $10 million of the HMSI credit agreement term facility was reclassified to current installments at June 30, 1996 per the credit agreement based on scheduled maturities.

Note 4.         Acquisitions.

In February 1996, the Company completed its merger with DIMAC Marketing Corporation, the largest full service, vertically integrated direct marketing services company in the United States. The Company acquired DIMAC for cash in a transaction valued at approximately $260 million. Under the terms of the merger agreement, each of the approximately 6.5 million shares of DIMAC common stock were exchanged for merger consideration of $28. The merger was accounted for by the Company as a purchase. The Company included the financial results of DIMAC beginning February 1, 1996. Revenues of $76.5 million and operating income of $7.8 million were recognized during the six month period ending
June 30, 1996. The purchase price allocation is preliminary (see Note 3 for financings related to this acquisition).

In February 1996, the Company completed the acquisition of radio stations WMYU-FM and WWST-FM both serving Knoxville, Tennessee for cash consideration of $6.5 million. The Company included the financial results of the Knoxville stations from February 17, 1996. Revenues of $1 million and operating income of $.2 million were recognized during the six month period ending
June 30, 1996.

In March 1996, the Company agreed to exchange its Seattle, Washington radio stations KCIN-FM and KRPM-AM for EZ Communications, Inc. radio stations WRNO-FM, WEZB-FM and WBYU-AM serving New Orleans, Louisiana plus $7.3 million in cash. The Company included the financial results of the New Orleans stations from March 18, 1996 under the terms of a Local Marketing Agreement ("LMA"). Revenues of $1.8 million and operating income of $.4 million were recognized during the six month period ended June 30, 1996. Completion of the exchange is subject to approval of the Federal Communications Commission and is expected in late 1996 to early 1997. Assets held for sale of $8.7 million represent the net assets of the Seattle stations.

In March 1996, the Company entered into an LMA with Television Fit for Life, Inc. to operate Channel 35, WFGX-TV in Fort Walton Beach, Florida. The Company began operating WFGX-TV in July 1996 as a commercial television station with primary focus on local news service and popular entertainment programming. This station combined with WEAR-TV, the Company's ABC affiliate in Pensacola, Florida, allows the Company to increase its broadcasting capacity on the Florida side of the Mobile, Alabama/ Pensacola, Florida market. Under the agreement the Company has an option to purchase the station, along with its FCC license.

In March 1996,  DIMAC acquired Wilcox & Associates, Inc. ("Wilcox"), a
New York City based direct response advertising agency for $3 million in cash. Wilcox will continue to operate under its own name as a subsidiary of DIMAC. Revenues of $3.9 million and operating income of $.6 million were recognized during the six month period ending June 30, 1996.




Notes to Consolidated Financial Statements, (continued)



In May 1996, DIMAC acquired MBS/Multimode, Inc. ("MBS"), a database marketing firm based in Huntington station, New York for $23.1 million, plus a working capital adjustment of $1.4 million, in cash. MBS will continue to operate under its own name as a subsidiary of DIMAC. Revenues of $2.5 million and operating income of $.3 million were recognized during the six month period ending June 30, 1996.

The purchase prices of the DIMAC, Knoxville stations, Wilcox and MBS acquisitions discussed above were allocated as follows:

						    (Dollars in thousands)
 Working capital, net                                         $ (8,493)
	Goodwill and other intangibles                         276,601
	Noncurrent assets                                       21,276
	Long-term liabilities and debt                         (71,209)
							     __________
	Total cash paid, net of cash acquired                 $218,175


Assuming the acquisitions discussed above were consummated at the beginning of the respective period, consolidated revenues and net income on a proforma basis for the six months ended June 30, 1995 would have been $276.3 million and $1.9 million, respectively. Net income per share on a proforma basis for the same period would have been $.05. Proforma revenues and net income for the six month period ended June 30, 1996 would have been $282.1 million and $3.8 million, respectively. Net income per share on a proforma basis for the same period would have been $.11. Income per share before extraordinary item would have been $.18.

In February 1996, the Company completed the sale of its smallest television station, KEVN-TV, located in Rapid City, South Dakota, to Blackstar of South Dakota, L.L.C. As a result of this sale, the Company recognized a gain of approximately $6 million in the first quarter of 1996.


Note 5.         Authorized Shares.

On May 16, 1996 the shareholders approved the authorization of the Corporation to issue up to 100,000,000 shares of Common Stock with a par value of $.01 per share.


Note 6.         Subsequent Events.

On July 15, 1996, the Company transferred its listing to the New York Stock Exchange. The Company's stock retained the ticker symbol "HTG".

On July 25, 1996, the Company declared a two-for-one stock split effected as a stock dividend payable to all holders of record on August 5, 1996 with the payment date of August 12, 1996. The consolidated financial statements, including all references to the number of shares of common stock and all per share information have been adjusted to reflect the stock dividend on a retroactive basis.

In July and August 1996, HMSI repurchased the Company's outstanding 11%
Senior Subordinated Notes with a face amount of $1.75 million and repurchased outstanding 11% Senior Notes with a face amount of $2 million prior to scheduled maturity and will recognize a $.2 million extraordinary loss, net of taxes.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations:  Second Quarter 1996 compared to 1995

Consolidated net revenues of $144.8 million increased 35% over the 1995 revenues of $107.1 million. Operating income of $24.1 million in 1996 exceeded the comparable 1995 period by 39%. Pretax income of $10 million in 1996, before extraordinary item, exceeded $8 million in 1995. Earnings per share, reflecting the stock split and excluding extraordinary item, was $.12 in 1996 versus $.16 per share in 1995. The improved operating results reflect the inclusion of DIMAC Marketing Corporation and increases in operating income from the Marketing Services and Broadcasting segments. Consolidated net revenues decreased 3% and operating income increased 6% in 1996 versus the 1995 period, on a pro forma basis including all acquisitions and dispositions, due to lower Marketing Services revenues with higher margins attributed to a favorable revenue mix. The 1996 period included a $.8 million extraordinary loss on the extinguishment of debt.

Marketing Services. The Marketing Services segment contributed $119.3 million of revenues in 1996, an increase of 42%, compared to $84.2 million in 1995. The inclusion of DIMAC Marketing results added $47.1 million in revenues. Marketing Services revenues decreased 5% in 1996 versus comparable 1995 including DIMAC Marketing in both periods. Increases in revenues from the Instant Coupon Machine and advertising products were more than offset by the promotion and merchandising revenue shortfall. The decline was due to softness in the promotion and merchandising programs and the absence of specific programs executed in 1995. DIMAC Marketing generated proforma revenue improvement of 14% over prior year, reflecting growth from all operations and services including direct mail, database services, fulfillment, creative, telemarketing, and research.

Operating income for the Marketing Services segment of $17.1 million in 1996 increased versus $10.3 million in 1995. The inclusion of DIMAC Marketing's results in 1996 added $4.6 million and ACTMEDIA generated $2.2 million of operating income growth despite lower revenues due primarily to the favorable revenue mix. Marketing Services operating income improved 6% in 1996 versus the comparable 1995 including DIMAC Marketing in both periods. The improvement in Marketing Services operating income on a proforma basis including DIMAC Marketing in both periods was due primarily to increased revenues as the operating margin was 14% in 1996 versus 13% in the comparable 1995 period.

Broadcasting. The Broadcasting segment generated $25.5 million of revenues in 1996, an 11% increase compared to 1995. The Television Group, excluding the South Dakota station sold in 1996, grew revenues by 7% to $11.6 million primarily due to an 8% growth in local revenues and $.5 million of additional political revenues. National spot revenues declined 7%. The Pensacola, FL television station's 20% revenue growth was partially offset by lower results from, KOKH-TV, the Oklahoma City station. The Company is currently investing in a start up local news operation at KOKH-TV which began broadcasting in the second quarter of 1996. The Radio Group contributed $13.9 million of revenues, a 9% increase over 1995 on a same station basis, due to positive contributions from the Portland, Kansas City, and New Orleans duopolies and the Cincinnati station.

Operating income of $8.1 million in 1996 increased by 10% versus 1995 including the radio acquisitions and excluding the television station sold in 1996. The Television Group's operating income declined 5% despite a 7% increase in revenue due primarily to the additional operating expenses associated with the establishment of a news bureau at the Oklahoma City station. The 35% growth in operating income from the Radio Group was primarily from the improvement of the Portland and Kansas City duopolies and the New Orleans acquisitions.

The Television industry had revenue growth of 7% and the Radio industry grew 6% in the second quarter 1996 versus the comparable 1995 period.

Corporate Expenses. Corporate expenses of $1.2 million in 1996 increased versus $.9 million in 1995, but remained less than 1% of consolidated net revenues.

Depreciation and Amortization. Depreciation and amortization of $11.5 million in 1996 increased by 63% compared to $7.1 million in 1995.
This increase resulted primarily from the inclusion of DIMAC Marketing, which added $3.8 million, and a $.3 million increase in Radio amortization associated with acquisitions.

Interest Expense. Interest expense increased from $8.8 million in 1995 to $13.9 million in the 1996 period due to both higher interest rates and higher debt levels associated with the DIMAC Marketing acquisition.

Income Taxes. Income tax expense for 1995 related primarily to Federal income taxes of $1.7 million and state income tax of $.6 million. Income tax expense for 1996 was comprised of Federal income tax of $4.2 million and state, local and foreign taxes of $1.3 million. Income tax expense in 1995 was reduced by the recognition of the Company's remaining net operating loss carryforwards in 1995.

Net Income. The Company improved its income before income taxes and extraordinary item from $8 million in 1995 to $10 million in 1996 primarily as a result of an additional $6.8 million of operating income reduced by increased interest expense. Net income of $3.7 million in 1996 decreased versus $5.7 million in 1995 due primarily to the significant increase in Federal income tax expense (discussed above) and the $.8 million extraordinary loss in 1996.

Results of Operations:  Six Months 1996 compared to 1995

Consolidated net revenues of $263.9 million increased 39% over the 1995 revenues of $190.4 million. Operating income of $39.4 million in 1996 exceeded the comparable 1995 period by 40%. Pretax income of $18.6 million in 1996, before extraordinary item, significantly exceeded $10.1 million in 1995. Earnings per share, reflecting the stock split and before extraordinary item, was $.22 in 1996 versus $.20 per share in 1995. The improved results reflect the inclusion of DIMAC Marketing Corporation, effective February 1, 1996, and increases in operating income from the Marketing Services and Broadcasting segments. Consolidated net revenues and operating income increased 2% and 9%, respectively, in 1996 versus the 1995 period on a proforma basis including all acquisitions and dispositions. The 1996 period included a $6 million gain on the sale of the South Dakota television station, a $1.1 million loss on the write-off of obsolete fixed assets, and a $2.4 million extraordinary loss on the extinguishment of debt.

Marketing Services. The Marketing Services segment contributed $218.7 million of revenues in 1996, an increase of 47%, compared to $148.5 million in 1995. The inclusion of DIMAC Marketing results added $76.5 million in revenues as ACTMEDIA's revenues declined 4%. Marketing Services revenues increased 2% in 1996 versus comparable 1995 including DIMAC Marketing in both periods. ACTMEDIA's decrease was due to unfavorable promotion and merchandising revenues which more than exceeded the growth of ICM and advertising revenues. DIMAC Marketing generated proforma revenue improvement of 14% over prior year, reflecting growth from all operations.

Operating income for the Marketing Services segment of $27.9 million in 1996 significantly increased versus $16.3 million in 1995. The inclusion of DIMAC Marketing's results in 1996 added $7.8 million and ACTMEDIA generated $3.8 million of operating income growth. Marketing Services operating income improved 9% in 1996 versus the comparable 1995 including DIMAC Marketing in both periods. The improvement in Marketing Services operating income, on a proforma basis including DIMAC Marketing in both periods, was due primarily to increased revenues as the operating margin was 13% in 1996 versus 12% in the comparable 1995 period.

It is anticipated that the Marketing Services segment will generate approximately 80% of HMC's consolidated revenues in 1996. The Company also anticipates the trend of lower promotion and merchandising revenues and higher ICM and advertising revenues to continue into the third quarter.

Broadcasting. The Broadcasting segment generated $45.2 million of revenues in 1996, an 8% increase compared to 1995. The Television Group, excluding the South Dakota station sold in 1996, grew revenues by 6% to $21.8 million primarily due to a 5% growth of local revenues and $.8 million additional political revenues. National spot revenues decreased 4% in 1996 versus 1995. The Pensacola, FL television station grew revenues by 15% in 1996 versus 1995. The Radio Group contributed $23.4 million of revenues, an 18% increase over 1995, due primarily to the acquisitions and the continuing improvement of the Portland and Kansas City duopolies.

Operating income of $13.7 million in 1996 increased by 11% versus 1995 including the radio acquisitions and excluding the television station sold in 1996. The improvement reflects a 1% decrease from the Television Group exceeded by a 34% improvement from the Radio Group primarily from the improvement of the Portland and Kansas City duopolies and a positive contribution from the New Orleans LMA.

The Television industry had revenue growth of 6% and the Radio industry grew 6% in the six months of 1996 versus the comparable 1995 period. National spot revenues for the Television and Radio industries continue to be soft entering into the third quarter of 1996.

Corporate Expenses. Corporate expenses of $2.1 million in 1996 increased versus $1.6 million in 1995, but remained less than 1% of consolidated net revenues.

Depreciation and Amortization. Depreciation and amortization of $20.9 million in 1996 increased by 48% compared to $14.1 million in 1995. This increase resulted primarily from the inclusion of DIMAC Marketing, which added $6 million.

Interest Expense. Interest expense increased from $17.5 million in 1995 to $25.3 million in the 1996 period due to both higher interest rates and higher debt levels associated with the DIMAC Marketing acquisition.

Other Expense. Other expense in 1996 included the $6 million gain on the sale of the South Dakota television station and a $1.1 million loss on the write-off of obsolete ACTRADIO fixed assets.

Income Taxes. Income tax expense for 1995 relates primarily to Federal income taxes of $1.9 million and state income tax of $.9 million. Income tax expense for 1996 is comprised of Federal income tax of $8.8 million and state, local and foreign taxes of $2 million. Income tax expense in 1995 was reduced by the recognition of the Company's remaining net operating loss carryforwards in 1995. The Company expects that its 1996 effective income tax rate for financial statement purposes will be approximately 53%, up from 26% in 1995, as a result of the Company's utilization of its net operating loss carryforwards for financial statement purposes in 1995.

Net Income. The Company improved its pretax income, before extraordinary item, from $10.1 million in 1995 to $18.6 million in 1996 primarily as a result of an additional $11.2 million of operating income and $4.9 million of net non-recurring other income, reduced by increased interest expense. Net income of $5.4 million in 1996 decreased versus $7.2 million in 1995 due to the significant increase in Federal income tax expense (discussed above) and the $2.4 million extraordinary loss.

Balance Sheet: 1996 Compared to 1995

The balance sheet changes from December 31, 1995 to June 30, 1996 were primarily due to the DIMAC Marketing, Wilcox, MBS Multimode and radio station acquisitions and respective financings. See Note 4 to the Consolidated Financial Statements for purchase price allocation and Note 3 for long-term debt discussion.

Liquidity and Capital Resources

Cash flows provided by operating activities totaling $9 million in 1996 decreased by $5.5 million versus 1995 due primarily to higher working capital requirements. In 1996 the $9 million of cash provided by operating activities, $206.2 million from financing activities, and $13.8 million from sales proceeds, was utilized primarily for acquisitions, net ($218.2 million) and capital expenditures ($12.4 million).

Cash flows provided by operating activities totaled approximately $14.5 million in 1995. These funds plus funds provided by financing activities were principally utilized for net capital expenditures ($7.2 million), acquisitions ($16.1 million), and retirement of stock appreciation rights ($3.8 million).

At December 31, 1995, the Company, through its Heritage Media Services, Inc. subsidiary ("HMSI"), had a $151.4 million bank credit facility
(the "HMSI Credit Agreement"). HMSI is the Company's subsidiary which owns ACTMEDIA and the Company's broadcasting properties. The HMSI Credit Agreement was comprised of an $76.4 million term loan and a $75 million reducing revolving credit facility. At June 30, 1996, $76.4 million of the term loan facility and $75.0 million of the revolving credit facility were outstanding and no additional borrowings were available under the HMSI Credit Agreement. The HMSI Credit Agreement includes a number of financial and other covenants, including the maintenance of certain operating and financial ratios and limitations on or prohibitions of dividends, indebtedness, liens, capital expenditures, asset sales and certain other items. Loans under the HMSI Credit Agreement are guaranteed by the Company and HMSI's domestic subsidiaries and are secured by a pledge of the capital stock of HMSI and its domestic subsidiaries.

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

In August 1995, the Company entered into several two-year interest rate swap agreements with a combined notional principal amount of $50 million to more proportionately balance the mix of floating and fixed rate debt. Of the total, $40 million matures on June 15, 1997 and the remaining $10 million matures on August 1, 1997. Under these arrangements, the Company will receive an average rate of 6.13% during the term of these agreements and will pay the respective six month LIBOR rate at each of the three reset periods (every six months). The six month LIBOR rate on the day these agreements were executed was 5.90%. The impact of the swap agreements on interest expense for the six months ended June 30, 1996 was not material.

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

On February 21, 1996, the Company, through its DIMAC Corporation subsidiary, entered into a $175 million bank credit facility (the "DIMAC Credit Agreement") to assist in funding the Company's merger with DIMAC. The DIMAC Credit Agreement is comprised of a $50 million term loan which begins to amortize September 30, 1997, continuing until June 30, 2003 and a $125 million reducing revolving credit facility. At June 30, 1996, $50 million of the term loan and $45.6 million of the revolver were outstanding and $54.3 million of additional borrowings were available under the DIMAC Credit Agreement. The remaining $31.6 million of the credit facility was unavailable due to certain financial covenants. As DIMAC's trailing twelve month operating cash flow (as defined) increases, the unavailable portion of the credit facility will gradually decrease, eventually resulting in the availability of the full $175 million. The DIMAC Credit Agreement includes a number of financial and other convenants, including the maintenance of certain operating and financial ratios and limitations on or prohibitions of dividends, indebtedness, liens, asset sales, and certain other items. Loans under the DIMAC Credit Agreement are guaranteed by the Company and DIMAC's subsidiaries and are secured by a pledge of the capital stock of DIMAC and its subsidiaries.

On May 31, 1996, the Company through its Heritage Media Services Inc. subsidiary, entered into a $50 million bank credit facility (the "1996 HMSI Credit Facility") to refinance a portion of its existing 11% Senior
Secured Notes due June 15, 1997. The 1996 HMSI Credit Facility consists of a $50 million revolving credit facility which matures December 31, 1997.
At June 30, 1996, $20.4 million of the facility was outstanding and $29.6 million of additional borrowings were available. The 1996 HMSI Credit Agreement includes a number of financial and other covenants, including the maintenance of certain operating and financial ratios and limitations on or prohibitions of dividends, indebtedness, liens, capital expenditures, asset sales and certain other items. Loans under the HMSI Credit Agreement are guaranteed by the Company and HMSI's domestic subsidiaries and are secured by a pledge of the capital stock of HMSI and its domestic subsidiaries.

The Company expects the major requirements for cash for the remainder of 1996 to include $3.9 million for early extinguishment of debt which was completed in July and August, approximately $27 million for interest payments, approximately $11 million for tax payments, and approximately $13 million for capital expenditures and approximately $7 million for the expansion of DIMAC's businesses. The Company has various financial options to meet these cash requirements including cash on hand, projected cash provided from operations, and available liquidity under the Credit Agreements.
Net cash provided by operations and available for the reduction of debt is anticipated to be approximately $30 million.

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

		       HERITAGE MEDIA CORPORATION


Dated: August 9, 1996           by        /s/   David N. Walthall
							David N. Walthall
							President and Chief Executive Officer


Dated: August 9, 1996           by        /s/   James P. Lehr
							James P. Lehr
							Sr. Vice President and
							  Principal Accounting Officer