Form 10-Q
period 1996-09-30
HERITAGE MEDIA CORP
filed 1996-11-14
CIK 821020

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ---------------

                                   FORM 10-Q

 [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT FOR THE QUARTER ENDED SEPTEMBER 30, 1996.

 [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         ACT OF 1934 FOR THE TRANSACTION PERIOD FROM __________ TO _________.

                       COMMISSION FILE NUMBER:  1-100155

                               ---------------

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               CLASS                       OUTSTANDING AT NOVEMBER 4, 1996
               -----                       -------------------------------
    Common Stock,  $.01 Par Value                     35,640,448

PART I.  SUMMARIZED FINANCIAL INFORMATION
Item 1.  Financial Statements


                  HERITAGE MEDIA CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                  (unaudited)


                                                                        September 30,    December 31,
                                                                            1996             1995
                                                                        -------------    ------------
                      ASSETS

Current assets:
   Cash and cash equivalents                                            $    3,088            2,383
   Trade receivables, net                                                  115,536           77,068
   Prepaid expenses and other                                                9,270            6,605
   Inventory                                                                 9,688            5,008
   Deferred income taxes                                                     5,980            5,151
                                                                        ----------        ---------
             Total current assets                                          143,562           96,215
Assets held for sale  (note 4)                                               8,695            --
Property and equipment, net                                                100,227           56,155
Goodwill and other intangibles, net                                        632,387          383,848
Other assets                                                                14,172           14,793
                                                                        ----------        ---------
                                                                        $  899,043          551,011
                                                                        ==========        =========
       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Note payable                                                         $    --               5,000
   Current installments of long-term debt (note 3)                          20,383            5,026
   Accounts payable and accrued expenses                                    89,641           52,069
   Deferred advertising revenues                                            19,755           25,219
   Other current liabilities                                                 2,367            1,911
                                                                        ----------        ---------
          Total current liabilities                                        132,146           89,225
Long-term debt, excluding current portion (note 3)                         597,243          334,839
Other long-term liabilities                                                 22,188            2,531
Deferred income taxes                                                       13,300            4,016
Stockholders' equity (note 5):
   Common stock, $.01 par value:
     Class A - 100,000,000 shares authorized.
     Issued, 35,706,105 shares in 1996 and 35,486,718
     shares in 1995                                                            357              355
   Additional paid-in capital                                              225,545          223,230
   Accumulated deficit                                                     (90,471)        (101,643)
   Accumulated foreign currency translation adjustments                       (811)          (1,088)
   Common stock in treasury, at cost (65,656 shares
   in 1996 and 1995)                                                          (454)            (454)
                                                                        ----------        ---------
            Total stockholders' equity                                     134,166          120,400
Commitments and contingencies (note 4)
                                                                        ----------        ---------
                                                                        $  899,043          551,011
                                                                        ==========        =========



See accompanying notes to consolidated financial statements.

                  HERITAGE MEDIA CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except share information)
                                  (unaudited)




                                                                             Three Months                   Nine Months
                                                                         ended September 30,            ended September 30,
                                                                     --------------------------     --------------------------
                                                                        1996            1995           1996            1995
                                                                     ----------      ----------     ----------      ----------
Net revenues:
     Marketing Services                                              $  130,145          86,601        348,801         235,126
     Broadcasting                                                        24,996          22,107         70,213          63,939
                                                                     ----------      ----------     ----------      ----------
                                                                        155,141         108,708        419,014         299,065
                                                                     ----------      ----------     ----------      ----------

Costs and expenses:
  Cost of services:
     Marketing Services                                                  78,504          54,989        213,465         152,487
     Broadcasting                                                         7,018           6,077         17,455          15,617
  Selling, general and administrative                                    32,471          21,235         90,664          62,282
  Depreciation                                                            5,618           3,790         15,364          11,081
  Amortization of goodwill and other assets                               6,244           3,303         17,374          10,125
                                                                     ----------      ----------     ----------      ----------
                                                                        129,855          89,394        354,322         251,592
                                                                     ----------      ----------     ----------      ----------
     Operating income                                                    25,286          19,314         64,692          47,473
                                                                     ----------      ----------     ----------      ----------
Other expense:
  Interest, net                                                         (13,861)         (8,714)       (39,151)        (26,190)
  Other, net                                                                (37)            513          4,462             (77)
                                                                     ----------      ----------     ----------      ----------
                                                                        (13,898)         (8,201)       (34,689)        (26,267)
                                                                     ----------      ----------     ----------      ----------
     Income before income taxes and extraordinary item                   11,388          11,113         30,003          21,206
Income taxes                                                             (5,319)         (2,736)       (16,094)         (5,602)
                                                                     ----------      ----------     ----------      ----------
     Income before extraordinary item                                     6,069           8,377         13,909          15,604
Extraordinary item-loss on extinguishment of debt (note 3)                 (346)          --            (2,737)           --
                                                                     ----------      ----------     ----------      ----------
     Net income                                                      $    5,723           8,377         11,172          15,604
                                                                     ==========      ==========     ==========      ==========
Average number of common and common equivalent
     shares outstanding                                                  36,623          35,389         36,512          35,332

Income/(loss) per common and common equivalent share:
     Before extraordinary item                                       $     0.17            0.24           0.38            0.44
     Extraordinary item                                                   (0.01)          --             (0.07)         --
                                                                     ----------      ----------     ----------      ----------
     Net income                                                      $     0.16      $     0.24     $     0.31      $     0.44
                                                                     ==========      ==========     ==========      ==========


See accompanying notes to consolidated financial statements.

                  HERITAGE MEDIA CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 Nine Months Ended September 30, 1996 and 1995
                             (Dollars in thousands)
                                  (unaudited)

                                                                                 1996         1995
                                                                             ----------    ---------
Cash flows from operating activities:
  Net income                                                                 $   11,172       15,604
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation                                                               15,364       11,081
      Amortization:
        Broadcast program rights                                                  1,531        1,534
        Goodwill and other assets                                                17,374       10,125
        Debt issuance costs                                                         925          561
      Write-off of fixed assets                                                   1,111          348
      Gain on sale of assets                                                     (6,031)        (757)
      Loss on extinguishment of debt                                              2,737           -
      Other                                                                         276         (257)
      Changes in certain assets and liabilities
        net of effects of acquisitions:
          Trade receivables                                                      (5,505)     (10,552)
          Other assets                                                            5,120       (2,956)
          Accounts payable and accrued expenses                                 (12,071)       4,668
          Deferred advertising revenues                                          (5,464)       6,944
                                                                             ----------    ---------
               Net cash provided by operating activities                         26,539       36,343
                                                                             ----------    ---------
Cash flows from investing activities:
  Acquisitions, net of cash acquired (note 4)                                  (219,045)     (20,270)
  Capital expenditures                                                          (21,088)     (13,073)
  Proceeds from sale of assets (note 4)                                          13,759        1,500
  Purchase of in-store marketing rights                                            (140)        (596)
                                                                             ----------    ---------
               Net cash used in investing activities                           (226,514)     (32,439)
                                                                             ----------    ---------
Cash flows from financing activities:
  Long-term borrowings                                                          466,666       96,647
  Retirements:
    Long-term debt                                                             (259,546)     (97,945)
    Other long-term liabilities                                                  (1,853)      (1,689)
  Issuance of common stock                                                        1,407          628
  Retirement of stock appreciation rights                                            -        (3,800)
  Payment of debt issuance costs                                                 (5,994)        (227)
                                                                             ----------    ---------
               Net cash provided by/(used) in financing activities              200,680       (6,386)
                                                                             ----------    ---------
Net change during period                                                            705       (2,482)
Cash and cash equivalents at beginning of year                                    2,383        4,270
                                                                             ----------    ---------
Cash and cash equivalents at end of period                                   $    3,088        1,788
                                                                             ==========    =========
Cash paid for interest                                                       $   30,029       20,553
                                                                             ==========    =========
Cash paid for income taxes                                                   $    6,436        2,232
                                                                             ==========    =========

See accompanying notes to consolidated financial statements.

                  HERITAGE MEDIA CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                               SEPTEMBER 30, 1996


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

NOTE 3.          LONG-TERM DEBT.

         Long-term debt is summarized as follows:

                                                            (Dollars in thousands)

                                                       SEPTEMBER 30,         DECEMBER 31,
                                                           1996                   1995
                                                       ------------          ------------
 8.75%  Senior Subordinated Notes                        $ 175,000                  ---
 11%  Senior Notes                                         125,370              150,000
 HMSI credit agreements                                    178,300              113,400
 DIMAC credit agreement                                     92,500                 ----
 11% Senior Subordinated Notes                              24,750               50,000
 Canadian credit agreement                                  14,596               15,674
 Other                                                       7,110               10,791
                                                         ---------            ---------
                                                           617,626              339,865
 Less current installments                                  20,383                5,026
                                                         ---------            ---------
                                                         $ 597,243              334,839
                                                         =========            =========

         Long-term debt increased by $277.8 million during the nine month period ended September 30, 1996. The increase was primarily due to credit agreement borrowings and the issuance of 8.75% Senior Subordinated Notes related to the DIMAC Marketing Corporation ("DIMAC") merger completed during the first quarter of 1996. Credit agreement borrowings were also utilized for
the extinguishment of a   portion of  the 11%  Senior  and Senior Subordinated
Notes and for the completion of the Radio Group and DIMAC acquisitions.  See
Note 4 for a further discussion of the acquisitions and "Management's Discussion and Analysis-Liquidity and Capital Resources" for further discussion of debt.

         During the third quarter of 1996, Heritage Media Services, Inc. ("HMSI"), a wholly-owned subsidiary, repurchased the Company's outstanding 11% Senior Subordinated Notes with a face amount of $2.9 million prior to scheduled maturity resulting in an extraordinary loss of $.1 million, net of taxes. HMSI has repurchased a cumulative face amount totaling $25.3 million prior to scheduled maturity and recognized a year-to-date extraordinary loss of $1.3 million, net of taxes, during 1996.

          Also during the third quarter of 1996, HMSI repurchased outstanding 11% Senior Notes with a face amount of $4.25 million prior to scheduled maturity resulting in an extraordinary loss of $.2 million, net of taxes, which includes the write-off of $.1 million of debt issuance costs. On a cumulative basis in 1996, HMSI has repurchased 11% Senior Notes with a face amount totaling $24.6 million prior to scheduled maturity and recognized a year-to-date extraordinary loss of $1.4 million, net of taxes, which includes the write-off of $.3 million of debt issuance costs.

         An additional $15 million of the HMSI credit agreement term facility was reclassified to current installments at September 30, 1996 per the credit agreement based on scheduled maturities.

NOTE 4.          ACQUISITIONS/DISPOSITIONS.

         In February 1996, the Company completed its merger with DIMAC Marketing Corporation, the largest full service, vertically integrated direct marketing services company in the United States. The Company acquired DIMAC for cash in a transaction valued at approximately $260 million. Under the terms of the merger agreement, each of the approximately 6.5 million shares of DIMAC common stock were exchanged for merger consideration of $28. The merger was accounted for by the Company as a purchase. The Company included the financial results of DIMAC beginning February 1, 1996. Revenues of $126.1 million and operating income of $12.8 million were recognized during the nine month period ending September 30, 1996.

         In February 1996, the Company completed the acquisition of radio stations WMYU-FM and WWST-FM both serving Knoxville, Tennessee for cash consideration of $6.5 million. The Company included the financial results of the Knoxville stations from February 17, 1996. Revenues of $1.7 million and an operating loss of $.2 million were recognized during the nine month period ending September 30, 1996.

         In March 1996, the Company agreed to exchange its Seattle, Washington radio stations KCIN-FM and KRPM-AM for EZ Communications, Inc. radio stations WRNO-FM, WEZB-FM and WBYU-AM serving New Orleans, Louisiana plus $7.3 million in cash. The Company included the financial results of the New Orleans stations from March 18, 1996 under the terms of a Local Marketing Agreement ("LMA"). Revenues of $3.2 million and operating income of $.6 million were recognized during the nine month period ended September 30, 1996. Completion of the exchange is subject to approval of the Federal Communications Commission (the "FCC") and is expected in late 1996 to early 1997. Assets held for sale of $8.7 million represent the net assets of the Seattle stations.

         In March 1996, the Company entered into an LMA with Television Fit for Life, Inc. to operate Channel 35, WFGX-TV in Fort Walton Beach, Florida. The Company began operating WFGX-TV in July 1996 as a commercial television station with primary focus on local news service and popular entertainment programming. This station combined with WEAR-TV, the Company's ABC affiliate in Pensacola, Florida, allows the Company to increase its broadcasting capacity on the Florida side of the Mobile, Alabama/Pensacola, Florida market. Under the agreement the Company has an option to purchase the station, along with its FCC license. Revenues and operating income were immaterial for the nine month period ending September 30, 1996.

         In March 1996, DIMAC acquired Wilcox & Associates, Inc. ("Wilcox"), a New York City based direct response advertising agency for $3 million in cash. Wilcox will continue to operate under its own name as a subsidiary of DIMAC. The Company included the financial results of Wilcox from March 1996. Revenues of $8 million and operating income of $.9 million were recognized during the nine month period ending September 30, 1996.

         In May 1996, DIMAC acquired MBS/Multimode, Inc. ("MBS"), a database marketing firm based in Huntington Station, New York for $23.1 million, plus a working capital adjustment of $1.4 million, in cash. MBS will continue to operate under its own name as a subsidiary of DIMAC. The Company included the financial results of MBS from May 1996. Revenues of $6.9 million and operating income of $1.3 million were recognized during the nine month period ending September 30, 1996.

         In August 1996, the Company agreed to acquire an additional Rochester, New York, radio station, WHRR-FM. The acquisition is subject to approval by the FCC. The Company began operating the station under a LMA on September 1, 1996 and revenues and operating income for the third quarter were immaterial.

         In September 1996, DIMAC formed a marketing services joint venture with KCET Communications, a division of KCET-TV Los Angeles, CA public television station. DIMAC will retain majority ownership of the joint venture. Revenues and operating income for the period were immaterial.

         In September 1996, the Company agreed to purchase two additional radio stations in Kansas City, Missouri, KXTR-FM and KCAZ-AM to create the first "triopoly" in Kansas City. The acquisition is subject to approval by the FCC. Included in this transaction is a small monthly business magazine. No revenue or operating income was reported for the third quarter. The purchase is expected to be completed in early 1997.

The purchase prices of the DIMAC, Knoxville stations, Wilcox and MBS acquisitions discussed above were allocated as follows:

                                                  (Dollars in thousands)
         Working capital, net                                      $   (11,427)
         Goodwill and other intangibles                                277,466
         Noncurrent assets                                              21,739
         Long-term liabilities and debt                                (68,733)
                                                                   -----------
         Total cash paid, net of cash acquired                     $   219,045
                                                                   ===========

         Assuming the acquisitions discussed above were consummated at the beginning of the respective period, consolidated revenues and net income on a proforma basis for the nine months ended September 30, 1995 would have been $432.7 million and $9.1 million, respectively. Net income per share on a proforma basis for the same period would have been $.26. Proforma revenues and net income for the nine month period ended September 30, 1996 would have been $437.2 million and $9.5 million, respectively. Net income per share on a proforma basis for the same period would have been $.26. Income per share before extraordinary item would have been $.34.

         In February 1996, the Company completed the sale of its smallest television station, KEVN-TV, located in Rapid City, South Dakota, to Blackstar of South Dakota, L.L.C. As a result of this sale, the Company recognized a gain of approximately $6 million in the first quarter of 1996.

NOTE 5.          EQUITY.

         On October 14, 1996 the Board of Directors authorized the purchase of up to 5,000,000 shares of the Company's Common Stock, from time to time, through open market and private purchases. To date the Company has purchased 50,000 shares.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS:  THIRD QUARTER 1996 COMPARED TO 1995

         Consolidated net revenues of $155.1 million increased 43% over the 1995 revenues of $108.7 million. Operating income of $25.3 million in 1996 exceeded the comparable 1995 period by 31%. Pretax income of $11.4 million in 1996, before extraordinary item, exceeded $11.1 million in 1995. Earnings per share, excluding extraordinary item, was $.17 in 1996 versus $.24 per share in 1995. The improved operating results reflect the inclusion of DIMAC Marketing Corporation and increases in operating income from the Marketing Services and Broadcasting segments. Consolidated net revenues decreased 1% and operating income in 1996 was level with the 1995 period, on a pro forma basis including all acquisitions and dispositions, due primarily to lower Marketing Services revenues. The 1996 period included a $.3 million extraordinary loss on the extinguishment of debt.

         MARKETING SERVICES. The Marketing Services segment contributed $130.1 million of revenues in 1996, an increase of 50%, compared to $86.6 million in 1995. The inclusion of DIMAC Marketing results added $49.6 million in revenues. Marketing Services revenues decreased 2% in 1996 versus comparable 1995 including DIMAC Marketing in both periods. Increases in revenues from the Instant Coupon Machine and advertising products were more than offset by promotion and merchandising product revenue shortfalls. The decline was due to softness in the promotion and merchandising programs and the absence of specific programs executed in 1995. DIMAC Marketing generated proforma revenue improvement of 6% over prior year, reflecting growth from all operations and services including direct mail, database services, fulfillment, creative, telemarketing, and research.

         Operating income for the Marketing Services segment of $20.1 million in 1996 increased 40% versus $14.3 million in 1995. The inclusion of DIMAC Marketing's results in 1996 added $5.1 million and ACTMEDIA generated $1 million of operating income growth despite lower revenues due primarily to the favorable revenue mix. Marketing Services operating income decreased 2% in 1996 versus the comparable 1995 including DIMAC Marketing in both periods. This decline was due primarily to increased DIMAC costs associated with the United States Postal Service postal reclassifications reform which was implemented on July 1, 1996 and which forced outsourcing, retraining and new bundling methods.

         In the Third Quarter of 1996 the Company became aware of another company's effort to develop and introduce to the marketplace an at-shelf coupon dispensing machine similar in make-up, design and function as ACTMEDIA'S Instant Coupon Machine. The full effects of this effort are not yet determinable.

         BROADCASTING. The Broadcasting segment generated $25 million of revenues in 1996, a 13% increase compared to 1995. The Television Group, excluding the South Dakota station sold in 1996, grew revenues by 8% to $10.7 million primarily due to a 10% growth in local revenues and $.5 million of additional political revenues. National spot revenues declined 7%. The Pensacola, FL television station's 18% revenue growth and the Plattsburgh, NY station's 9% increase was partially offset by lower revenues from, KOKH-TV, the Oklahoma City station. The Company is currently investing in a start up local news operation at KOKH-TV which began broadcasting in the second quarter of 1996. The Radio Group contributed $14.2 million of revenues, a 12% increase over 1995 on a same station basis, due to positive contributions from the Portland, Kansas City, and St. Louis duopolies and the Cincinnati station.

         Operating income of $6.5 million in 1996 increased by 13% versus 1995 including the radio acquisitions and excluding the television station sold in 1996. The Television Group's operating income declined 8% despite an 8% increase in revenue due primarily to the additional operating expenses associated with the establishment of the news bureau at the Oklahoma City station. The 48% growth in operating income from the Radio Group resulted primarily from the improvement of the Portland, Kansas City, and St. Louis duopolies and the New Orleans acquisitions.

         CORPORATE EXPENSES. Corporate expenses of $1.3 million in 1996 increased versus $1.0 million in 1995, but remained less than 1% of consolidated net revenues.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization of $11.9 million in 1996 increased by 67% compared to $7.1 million in 1995. This increase resulted primarily from the inclusion of DIMAC Marketing, which added $3.8 million, and a $.3 million increase in Radio Group amortization associated with acquisitions.

         INTEREST EXPENSE. Interest expense increased from $8.7 million in 1995 to $13.9 million in the 1996 period due to both higher interest rates and higher debt levels associated with the DIMAC Marketing acquisition.

         INCOME TAXES. Income tax expense for 1995 related primarily to Federal income tax of $1.6 million and state income tax of $1.1 million. Income tax expense for 1996 was comprised of Federal income tax of $3.8 million and state, local and foreign taxes of $1.5 million. Income tax expense in 1995 was reduced by the recognition of the Company's remaining net operating loss carryforwards in 1995.

         NET INCOME. The Company improved its income before income taxes and extraordinary item from $11.1 million in 1995 to $11.4 million in 1996 primarily as a result of an additional $6 million of operating income reduced by higher interest expense. Net income of $5.7 million in 1996 decreased versus $8.4 million in 1995 due primarily to the significant increase in Federal income tax expense (discussed above) and the $.3 million extraordinary loss in 1996.

RESULTS OF OPERATIONS:  NINE MONTHS 1996 COMPARED TO 1995

         Consolidated net revenues of $419.0 million increased 40% over the 1995 revenues of $299.1 million. Operating income of $64.7 million in 1996 exceeded the comparable 1995 period by 36%. Pretax income of $30 million in 1996, before extraordinary item, significantly exceeded $21.2 million in 1995. Earnings per share, before extraordinary item, was $.38 in 1996 versus $.44 per share in 1995. The improved results reflect the inclusion of DIMAC Marketing Corporation, effective February 1, 1996, and increases in operating income from the Marketing Services and Broadcasting segments. Consolidated net revenues and operating income increased 1% and 5%, respectively, in 1996 versus the 1995 period on a proforma basis including all acquisitions and dispositions, due to level Marketing Services revenues with higher margins as a result of a favorable revenue mix. The 1996 period included a $6 million gain on the sale of the South Dakota television station, a $1.1 million loss on the write-off of obsolete fixed assets, and a $2.7 million extraordinary loss on the extinguishment of debt.

         MARKETING SERVICES. The Marketing Services segment contributed $348.8 million of revenues in 1996, an increase of 48%, compared to $235.1 million in 1995. The inclusion of DIMAC Marketing results added $126.1 million in revenues as ACTMEDIA's revenues declined 5%. Marketing Services revenues in 1996 were level versus comparable 1995 including DIMAC Marketing in both periods. ACTMEDIA's decrease was due to unfavorable promotion and merchandising revenues which more than exceeded the growth of ICM and advertising revenues. DIMAC Marketing generated proforma revenue improvement of 11% over prior year, reflecting growth from all operations.

         Operating income for the Marketing Services segment of $47.9 million in 1996 significantly increased versus $30.6 million in 1995. The inclusion of DIMAC Marketing's results in 1996 added $12.8 million and ACTMEDIA generated $4.1 million of operating income growth. Marketing Services operating income improved 4% in 1996 versus the comparable 1995 including DIMAC Marketing in both periods. The improvement in Marketing Services operating income, on a proforma basis including DIMAC Marketing in both periods, primarily resulted from ACTMEDIA as DIMAC's operating income was lower due to $4.8 million of increased amortization of intangibles associated with the merger and $.9 million of additional depreciation.

         It is anticipated that the Marketing Services segment will generate approximately 80% of HMC's consolidated revenues in 1996. The Company anticipates continued growth of Marketing Services revenue in the fourth quarter of 1996.

         BROADCASTING. The Broadcasting segment generated $70.2 million of revenues in 1996, a 10% increase compared to 1995. The Television Group, excluding the South Dakota station sold in 1996, grew revenues by 7% to $32.5 million primarily due to a 6% growth of local revenues and $1.4 million additional political revenues. National spot revenues decreased 5% in 1996 versus 1995. The Pensacola, FL television station grew revenues by 16% in 1996 versus 1995. The Radio Group contributed $37.7 million of revenues, an 8% increase over 1995, due primarily to acquisitions and the continuing improvement of the Portland and Kansas City duopolies and the Cincinnati station.

         Operating income of $20.2 million in 1996 increased by 11% versus 1995 including the radio acquisitions and excluding the television station sold in 1996. The improvement reflects a 3% decrease from the Television Group, due to the Oklahoma news operation expense, which was more than exceeded by a 39% increase from the Radio Group primarily from the improvement of the Portland and Kansas City duopolies and a positive contribution from the New Orleans LMA.

         National spot revenues for the television industry continue to be soft and political revenues were pacing ahead of expectations entering the fourth quarter of 1996.

         CORPORATE EXPENSES. Corporate expenses of $3.4 million in 1996 increased versus $2.7 million in 1995, but remained less than 1% of consolidated net revenues.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization of $32.7 million in 1996 increased by 54% compared to $21.2 million in 1995. This increase resulted primarily from the inclusion of DIMAC Marketing, which added $9.7 million and a $.7 million increase in Radio Group amortization associated with acquisitions.

         INTEREST EXPENSE. Interest expense increased from $26.2 million in 1995 to $39.2 million in the 1996 period due to both higher interest rates and higher debt levels associated with the DIMAC Marketing acquisition.

         OTHER EXPENSE. Other expense in 1996 included the $6 million gain on the sale of the South Dakota television station and a $1.1 million loss on the write-off of obsolete fixed assets.

         INCOME TAXES. Income tax expense for 1995 relates primarily to Federal income tax of $3.5 million and state and foreign income taxes of $2.1 million. Income tax expense for 1996 is comprised of Federal income tax of $12.6 million and state, local and foreign taxes of $3.5 million. Income tax expense in 1995 was reduced by the recognition of the Company's remaining net operating loss carryforwards in 1995. The Company expects that its 1996 effective income tax rate for financial statement purposes will be approximately 53%, up from 26% in 1995, as a result of the Company's utilization of its net operating loss carryforwards for financial statement purposes in 1995.

         NET INCOME. The Company improved its pretax income, before extraordinary item, from $21.2 million in 1995 to $30.0 million in 1996 primarily as a result of an additional $17.2 million of operating income and $4.9 million of net non-recurring other income, reduced by increased interest expense. Net income of $11.2 million in 1996 decreased versus $15.6 million in 1995 due to the significant increase in Federal income tax expense (discussed above) and the $2.7 million extraordinary loss.

BALANCE SHEET: 1996 COMPARED TO 1995

         The balance sheet changes from December 31, 1995 to September 30, 1996 were primarily due to the DIMAC Marketing, Wilcox, MBS and radio station acquisitions and respective financings. See Note 4 to the Consolidated Financial Statements for purchase price allocation and Note 3 for long-term debt discussion.

LIQUIDITY AND CAPITAL RESOURCES

         Cash flows provided by operating activities totaling $26.5 million in 1996 decreased by $9.8 million versus 1995 due primarily to higher working capital requirements associated with the Marketing Services revenue mix. In 1996 the $26.5 million of cash provided by operating activities, $200.7 million from financing activities, and $13.8 million of asset sale proceeds, were utilized primarily for acquisitions, net ($219.0 million) and capital expenditures ($21.1 million).

         Cash flows provided by operating activities totaled approximately $36.3 million in 1995. These funds were principally utilized for net capital expenditures ($13.1 million), acquisitions ($20.3 million), and retirement of stock appreciation rights ($3.8 million).

         At December 31, 1995, the Company, through its Heritage Media Services, Inc. subsidiary ("HMSI"), had a $151.4 million bank credit facility (the "HMSI Credit Agreement"). HMSI is the Company's subsidiary which owns ACTMEDIA and the Company's broadcasting properties. The HMSI Credit Agreement was comprised of an $76.4 million term loan and a $75 million reducing revolving credit facility. At September 30, 1996, $76.4 million of the term loan facility and $75.0 million of the revolving credit facility were outstanding and no additional borrowings were available under the HMSI Credit Agreement. The HMSI Credit Agreement includes a number of financial and other covenants, including the maintenance of certain operating and financial ratios and limitations on or prohibitions of dividends, indebtedness, liens, capital expenditures, asset sales and certain other items. Loans under the HMSI Credit Agreement are guaranteed by the Company and HMSI's domestic subsidiaries and are secured by a pledge of the capital stock of HMSI and its domestic subsidiaries.

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

         In August 1995, the Company entered into several two-year interest rate swap agreements with a combined notional principal amount of $50 million to more proportionately balance the mix of floating and fixed rate debt. Of the total, $40 million matures on June 15, 1997 and the remaining $10 million matures on August 1, 1997. Under these arrangements, the Company will receive an average rate of 6.13% during the term of these agreements and will pay the respective six month LIBOR rate at each of the three reset periods (every six months). The six month LIBOR rate on the day these agreements were executed was 5.90%. The impact of the swap agreements on interest expense for the nine months ended September 30, 1996 was not material.

         On February 20, 1996 the Company issued $175 million of 8.75% Senior Subordinated Notes (the "1996 Senior Subordinated Notes") due February 15, 2006, to assist in funding the Company's merger with DIMAC. Interest on the 1996 Senior Subordinated Notes is payable semi-annually. The 1996 Senior Subordinated Notes are subordinate in right of payment to the prior payment in full of the HMSI and DIMAC Credit Agreements and the Senior Notes.

         On February 21, 1996, the Company, through its DIMAC Corporation subsidiary, entered into a $175 million bank credit facility (the "DIMAC Credit Agreement") with a group of banks to refinance the long-term obligations acquired through the DIMAC merger and to assist in funding the balance of the transaction. The DIMAC Credit Agreement is comprised of a $50 million term loan which begins to amortize September 30, 1997, continuing until June 30, 2003 and a $125 million reducing revolving credit facility. The revolving credit commitment will reduce quarterly beginning March 31, 1998. Loans under the DIMAC Credit Agreement bear interest at rates based on the agent bank's base rate or a Eurodollar rate plus a margin depending on DIMAC's total leverage
ratio (as defined).   At September 30, 1996, $50 million of the term loan and
$42.5 million of the revolver were outstanding and $60.8 million of additional borrowings were available under the DIMAC Credit Agreement. The remaining $21.7 million of the credit facility was unavailable due to certain financial covenants. As DIMAC's trailing twelve month operating cash flow (as defined) increases, the unavailable portion of the credit facility will gradually decrease, eventually resulting in the availability of the full $175 million. The DIMAC Credit Agreement includes a number of financial and other covenants, including the maintenance of certain operating and financial ratios and limitations on or prohibitions of dividends, indebtedness, liens, asset sales, and certain other items. Loans under the DIMAC Credit Agreement are guaranteed by the Company and DIMAC's subsidiaries and are secured by a pledge of the capital stock of DIMAC and its subsidiaries.

         On May 31, 1996, the Company through its Heritage Media Services Inc. subsidiary, entered into a $50 million bank credit facility (the "1996 HMSI Credit Facility") to refinance a portion of its existing 11% Senior Secured Notes due June 15, 1997. The 1996 HMSI Credit Facility consists of a $50 million revolving credit facility which matures December 31, 1997. HMSI pays a commitment fee on the unadvanced portion of the credit agreement at a rate ranging from .25% to .375% determined by HMSI's leverage ratio. Loans under the credit agreement bear interest at rates based on the agent bank's base rate or a Eurodollar rate plus a margin depending on HMSI's total leverage ratio (as defined). At September 30, 1996, $26.9 million of the facility was outstanding and $23.1 million of additional borrowings were available. The 1996 HMSI Credit Agreement includes a number of financial and other covenants, including the maintenance of certain operating and financial ratios and limitations on or prohibitions of dividends, indebtedness, liens, capital expenditures, asset sales and certain other items. Loans under the HMSI Credit Agreement are guaranteed by the Company and HMSI's domestic subsidiaries and are secured by a pledge of the capital stock of HMSI and its domestic subsidiaries.

         The Company expects the major requirements for cash for the remainder of 1996 to include approximately $14 million for interest payments, approximately $3 million for tax payments, approximately $5 million for capital expenditures and approximately $7 million for the expansion of DIMAC's businesses. The Company has various financial options to meet these cash requirements including cash on hand, projected cash provided from operations, and available liquidity under the Credit Agreements. Net cash provided by operations and available for the reduction of debt is anticipated to be approximately $30 million for the period ending December 31, 1996.

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


                                      HERITAGE MEDIA CORPORATION


Dated:  November 8, 1996              by     /s/     DAVID N. WALTHALL
                                           -------------------------------------
                                           David N. Walthall
                                           President and Chief Executive Officer


Dated:  November 8, 1996              by     /s/     JAMES P. LEHR
                                           -------------------------------------
                                           James P. Lehr
                                           Sr. Vice President and
                                             Principal Accounting Officer

                                 EXHIBIT INDEX

Exhibit
Index                                                  Description
-------                                                -----------
   27  Financial Data Schedule