Form 10-K
period 1996-12-31
HERITAGE MEDIA CORP
filed 1997-03-14
CIK 821020

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                  FORM 10-K


 X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---  ACT FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996; OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT --- OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO _________.

                        COMMISSION FILE NUMBER:  1-10015

                           --------------------------

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

               Registrant's telephone number, including area code:
                                 (972) 702-7380

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                          COMMON STOCK, $.01 PAR VALUE.
                        PREFERRED STOCK PURCHASE RIGHTS.

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

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 3, 1997 is $369,497,300.

     The number of shares outstanding of each of the issuer's classes of common stock, as of March 3, 1997:


                    CLASS                         SHARES OUTSTANDING
                    -----                         ------------------
        Common Stock, $.01 Par Value                  34,772,342

================================================================================

List hereunder the following documents incorporated by reference:


               DOCUMENT                                     PART OF FORM 10-K
               --------                                     -----------------

     Definitive Proxy Statement for the Annual
     Meeting of Stockholders to be held May 15, 1997                III
     (the "Proxy Statement").

                           HERITAGE MEDIA CORPORATION

                          1996 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS



                                     PART I
                                                                            PAGE
                                                                            ----

     Item 1.   Business. . . . . . . . . . . . . . . . . . . . . . . . . .    1

     Item 2.   Properties. . . . . . . . . . . . . . . . . . . . . . . . .   18

     Item 3.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . .   18

     Item 4.   Submission of Matters to a Vote of Security Holders . . . .   18


                                     PART II

     Item 5.   Market for the Registrant's Common Equity and Related
               Stockholder Matters . . . . . . . . . . . . . . . . . . . .   19

     Item 6.   Selected Financial Data . . . . . . . . . . . . . . . . . .   20

     Item 7.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations . . . . . . . . . . . . . . . . .   22

     Item 8.   Financial Statements and Supplementary Data . . . . . . . .   28

     Item 9.   Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure . . . . . . . . . . . .   28


                                    PART III

     Item 10.  Directors and Executive Officers of the Registrant. . . . .   29

     Item 11.  Executive Compensation. . . . . . . . . . . . . . . . . . .   29

     Item 12.  Security Ownership of Certain Beneficial Owners and
               Management. . . . . . . . . . . . . . . . . . . . . . . . .   29

     Item 13.  Certain Relationships and Related Transactions. . . . . . .   29


                                     PART IV

     Item 14.  Exhibits, Financial Statement Schedules and Reports on
               Form 8-K. . . . . . . . . . . . . . . . . . . . . . . . . .   29

                                     PART I
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

ITEM 1.   BUSINESS.

1.(a)     GENERAL

     Heritage Media Corporation, (the "Company", "Heritage", or "HMC"), is the largest targeted marketing services company in the United States through its ownership of DIMAC Marketing Corporation ("DIMAC") and ACTMEDIA, Inc. ("ACTMEDIA"). DIMAC is the leading full service, vertically integrated direct marketing services company in the United States. ACTMEDIA-Registered Trademark-is the leading provider of in-store marketing products and services, primarily to consumer packaged goods manufacturers with products in supermarkets, drug stores, and mass merchandisers worldwide. Heritage currently operates six network affiliated television stations and twenty-three radio stations in eight major markets.

     ACTMEDIA provides coverage in over 40,000 grocery, drug and mass merchandiser stores in the United States. ACTMEDIA operates in twenty-eight different countries with core operations in the United States, Canada, Australia and New Zealand, and equity interests in in-store marketing companies in Europe, Asia, South America, the Middle East and Africa. ACTMEDIA uses this global distribution network, coupled with its diverse product base, to provide its clients with integrated solutions that combine sight, sound and one-to-one selling to form effective targeted in-store marketing programs.

     DIMAC creates and implements comprehensive, custom tailored marketing programs to enable clients nationwide to focus their marketing expenditures on a highly targeted potential customer base. DIMAC provides every component of a complete direct marketing program, including customized market research, strategic and creative planning, creation and management of relational databases, telemarketing, media buying, production services, fulfillment services and subsequent program analysis. DIMAC provides its services to clients in a wide range of industries, including financial services, retail, publishing and healthcare, with a strong expertise and focus on telecommunications related businesses.

     Television remains an effective mass media. Heritage's Television Group contributes substantial cash flow from operations with a local sales and news emphasis that yields one of the industry's leading operating margins. The Radio Group has been very successful in acquiring under-performing stations and improving their operations. The Radio Group has focused on creating duopolies in its markets.

1.(b)     BUSINESS SEGMENT INFORMATION

     Heritage operates in two business segments - Marketing Services and Broadcasting. The business segment information required by this item is set forth in Note 13 of Notes to Consolidated Financial Statements of Heritage, included herein.

1.(c)     DESCRIPTION OF THE BUSINESS

                                MARKETING SERVICES

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

     PRODUCTS AND SERVICES

     ACTMEDIA offers advertisers a broad assortment of in-store advertising and promotional products which can be purchased separately or integrated to produce a cohesive in-store marketing presentation for a given product or brand. ACTMEDIA's products and services include print advertising products, such as advertisements on shopping carts, aisle directories and shelf talkers; promotional products, such as cooperative coupon and sampling programs; on-shelf electronic couponing; audio in-store advertising; customized in-store demonstrations; and merchandising. By linking sight, sound and one-to-one selling, ACTMEDIA provides its clients with an effective means to reach the consumer at the point-of-purchase and provides solutions to manufacturers' in-store challenges.

     INSTANT COUPON MACHINE-Registered Trademark-. The INSTANT COUPON MACHINE ("ICM"), which was developed by ACTMEDIA, is an electronic coupon dispenser that is mounted on shelf channels under or near featured products. Through independent market research sponsored by the Company, the ICM has been shown to increase brand switching substantially and to encourage first-time purchases of featured products. Coupons featured in ACTMEDIA's ICM achieve an average redemption rate of 18%, versus reported redemption rates of less than 2% for coupons in free-standing inserts, approximately 4% for coupons sent to consumers in direct mailings and less than 1% for run of press coupons. The research also indicates that unit sales increase an average of 32% over four weeks for products using the ICM.

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

     The ICM holds 500 coupons and is marketed to advertisers on a category-exclusive basis at the shelf. The ICM is sold in four-week cycles. National rollout of the ICM commenced in February 1992. Currently the ICM is available in approximately 11,500 grocery stores, 10,200 drug stores and 2,600 mass merchandise stores.

     ACTNOW-Registered Trademark-. The ACTNOW program provides cooperative in-store coupon and sampling programs for groups of advertisers, generally five times per year. Under these programs, ACTMEDIA's representatives distribute coupons, samples and premiums inside the entrance of approximately 10,600 stores nationwide. Up to 15 million co-op coupon booklets and up to 15 million solo coupons and samples are distributed directly to shopping customers per event.
In addition, product awareness is reinforced through the placement of featured products on a free-standing ACTNOW display.

     Market tests indicate that these events typically result in 40% of coupon redeemers being new brand users or switchers. Of the ACTNOW coupons redeemed, research by the Company indicates approximately 18% are generally redeemed in the first day of an event, which contrasts positively to free-standing insert coupon rates of redemption.

     IMPACT-Registered Trademark-. IMPACT is the nation's leading in-store supermarket demonstration program, offering advertisers complete turnkey service for their in-store events. Customized events, such as tastings, premiums, samplings and demonstrations, are conducted in up to 24,000 stores nationwide. All demonstrations are monitored every day by full-time and part-time supervisors. IMPACT's regular part-time staff of demonstrators, who implement the programs, maintain a consistent professional appearance with matching aprons and materials. Special display units are utilized in the programs and programs are sold on a store-day basis. Events are generally conducted at the front of the store but can be located elsewhere. Category exclusivity is offered by store chains on event days.

     CARTS. ACTMEDIA's 8" by 10", four-color advertisements, mounted in plastic frames on the inside and outside of shopping carts, offer advertisers continuous storewide category-exclusive advertising delivery of a print advertisement. Because the shopping cart ads circulate around the entire store with the shopper, these advertisements are an effective tool for advertisers to reinforce their messages. Shopping cart advertisements are available in approximately 8,100 supermarkets nationwide, offering coverage of approximately 105 Designated Marketing Areas ("DMA"). Shopping cart advertisements are sold in four-week cycles to a maximum of twelve advertisers per cycle and, according to a study by Simmons Research, reach store locations visited by more than 122 million shoppers per cycle. According to studies by Audits & Surveys, Inc. ("A&S") conducted from 1973 to 1995, the use of shopping cart advertisements increased average unit sales for the products advertised by approximately 11% in stores where they were utilized.

     AISLEVISION-Registered Trademark-. AISLEVISION features 28" by 18" four-color advertisement posters inserted in stores' overhead aisle directory signs. The large size of AISLEVISION draws attention to the supermarket aisle in which the product is stocked and has the added benefit of being frequently used by shoppers during their shopping trips. ACTMEDIA's AISLEVISION is sold in approximately 5,300 stores nationwide, offering category-exclusive coverage of approximately 151 DMA's. AISLEVISION is sold in four-week cycles to a maximum of 18 advertisers per cycle. Studies conducted by A&S from 1985 to 1995 reported that the use of AISLEVISION increased average unit sales for the products advertised by approximately 8%. An enhancement, AISLEACTION, allows the manufacturer to include motion on the directory sign, enhancing shopper awareness of the sign. Also, AISLEDIRECT, allows the manufacturer to tie AisleVision with ICM and direct consumers to the INSTANT COUPON MACHINE.

     SHELFTALK-Registered Trademark-/SHELFTAKE-ONE-Registered Trademark-.
SHELFTALK features advertisements placed in plastic frames mounted on supermarket or drug store shelves near its featured product. SHELFTAKE-ONE includes rebate offers or recipe ideas which consumers may remove from the plastic frame at the site of the featured product. These four-color, 5-1/4" by 4" ads, placed perpendicular to the shelf and facing in both directions, are an effective means of bringing attention to a product at the shelf level and reinforcing advertising messages at the point-of-purchase. SHELFTALK and SHELFTAKE-ONE are sold in approximately 11,200 supermarkets, offering coverage of approximately 170 DMA's, and in approximately 8,800 drug and mass merchandiser stores, covering approximately 160 DMA's. SHELFTALK and SHELFTAKE-ONE are sold in four week cycles on a category-exclusive basis. Studies conducted by A&S over a ten year period reported that SHELFTALK resulted in an approximately 6% average unit sales gain for the products advertised in grocery stores and an approximately 12% average unit sales gain for the products advertised in drug stores. Studies conducted by A & S through 1995 reported that SHELFTAKE-ONE increased average unit sales by 7% for products advertised in grocery stores and by 5% for products in drug stores.

     ACTRADIO-Registered Trademark-. ACTRADIO is the nation's largest advertiser-supported satellite delivered in-store radio network. ACTRADIO delivers its in-store audio advertising in conjunction with music entertainment services provided by the nation's leading business music providers. The ACTRADIO network comprises approximately 8,100 chain supermarkets, 8,100 chain drug stores, 2,300 mass merchandise stores and 800 Toys 'R' Us /Kids 'R' Us toy and children clothing stores. ACTRADIO delivers over 700 million advertising impressions over a four-week period reaching 56% of adults an average of 6.8 times according to recent Simmons data. This massive reach and frequency makes ACTRADIO an attractive alternative to traditional broadcast, published, or direct mail advertising. Advertisers can extend their message at the point of sale at a fraction of the CPM (cost per thousand) of traditional media. In addition to its advertising value, A&S studies from 1987 through 1995 show that ACTRADIO delivers an average sales gain of 8% with a brand sell ad, and up to 20% when a promotional tag or price tag is added. Research conducted in 1992 also indicated that 94% of all shoppers are attentive to the brand sell commercials, and that over half of all shoppers claim it has a positive effect in their purchase choices.

     POWERFORCE-Registered Trademark-. In January 1995, the Company acquired POWERFORCE Services, a leading national provider of in-store merchandising services. POWERFORCE conducts merchandising and promotional activities such as shelf and store restockings, special retailer events, point of purchase installations, retail sales and other merchandising for packaged goods manufacturers. Sales merchandising is a rapidly-growing $420 million industry due to the growing trend of manufacturers to down-size their full-time sales forces and outsource in-store activities to third parties such as POWERFORCE. POWERFORCE has 9,000 part-time merchandisers available across all major U.S. markets.

     POWERFORCE operates in the supermarket, drug, mass merchandise, toy, hardware and computer retail classes of trade. The "client-dedicated" services which represent the majority of the POWERFORCE business, provides clients with recruiting, general supervision, payroll and call reporting services. Such contracts are generally on a long term basis. POWERFORCE also provides fully managed customized programs which clients generally use to accomplish a specific task. Such tasks may include stickering products, setting up displays and conducting sampling and providing demonstration programs.

     ACTPROMOTE-Registered Trademark-. In September 1995, ACTMEDIA introduced ACTPROMOTE, an electronic "paperless" couponing network which supports price discounts distributed at the checkout scanner with on-shelf advertising and in-store audio promotion. Continued testing of this network is scheduled for 1997.

     IN-STORE NETWORK

     ACTMEDIA's in-store network delivers its products and services in over 24,000 supermarkets and 13,700 drug and 2,600 mass merchandiser stores across the country, a network substantially larger than that of any other in-store marketing company. By contracting to purchase the Company's in-store advertising and promotional products, advertisers gain access to up to approximately 186 of the nation's 211 DMA's covering over 70% of the households in the United States.

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

     ACTMEDIA's advertising and promotional programs are executed through one of the nation's largest independent in-store distribution and service organizations, although certain chains require the Company to utilize their own employees. ACTMEDIA believes the training, supervision and size of its field service staff (approximately 450 full-time managers and up to approximately 23,000 available part-time employees) provide it with a significant competitive advantage as its competitors generally do not have a comparable field service staff.

     The Company is currently expanding its in-store products to additional classes of trade, such as mass merchandisers, convenience stores, club stores, and discount stores.

     CUSTOMER BASE

     ACTMEDIA's customer base includes approximately 250 companies and 700 brands. This customer base includes the 25 largest advertisers of consumer packaged goods. In 1996, the Company's largest customers included the following:

  Campbells Soup      Kraft Foods      Nestle Foods       Reckitt & Coleman
  General Mills       Kelloggs         Pillsbury          Thomas J. Lipton Co.
  Heinz Corp.         Kimberly-Clark   Procter & Gamble   Van Den Bergh Foods
  Johnson & Johnson   RJR Nabisco      Ralston Purina

     ACTMEDIA's sales organization markets its services to consumer packaged goods brand managers, promotion managers and their advertising and promotion agencies. ACTMEDIA's sales force consists of approximately 45 representatives, who are compensated on a salary-plus-commission basis. Sales representatives stress the benefits of in-store marketing services, including: (i) the exclusivity afforded advertisers for a specific merchandise category, a feature generally unavailable in television, radio, magazine or newspaper advertising;
(ii) increases in sales volume; (iii) the ability to reach customers at the point-of-purchase where industry sources estimate that a significant number (ranging from 40% to 70%) of all brand buying decisions are made; (iv) ACTMEDIA's ability to reach a significant number of consumers at costs per thousand that are significantly less than comparable television or print advertising; and (v) measurement of results.

     INTERNATIONAL OPERATIONS AND INVESTMENTS

     ACTMEDIA's strategy includes the establishment of a significant business presence outside of the United States. The majority of the Company's advertisers are large, multinational companies for whom the use of in-store marketing products in overseas markets is expected to be a logical extension of their advertising and promotional budgets. ACTMEDIA's products and services are now available in twenty-eight different countries with plans for further expansion in 1997.

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

     ACTMEDIA has commenced a program to license its name and train licensees in the methods of conducting in-store operations in countries where the in-store industry is just developing or is too small for a direct ACTMEDIA presence. ACTMEDIA has minority equity participation and licensing agreements in Asia

(20%), Greece (10%), Japan (10%), and Ireland (10%). ACTMEDIA also has licensing agreements in Israel, South Africa, France, Portugal, the United Kingdom, Turkey, Mauritius and Zimbabwe.

     ACTMEDIA has entered a joint venture with Publimart (Vista Group), a Mexican marketing services company, to form ACTMEDIA LATINA, which will act as master licensee for all Latin American countries. ACTMEDIA has a 10% equity participation in ACTMEDIA LATINA. ACTMEDIA LATINA has equity interests ranging from 10-51% in in-store marketing firms in Brazil, Mexico and Columbia. It manages licenses in Puerto Rico, Venezuela, Costa Rica and Argentina.

     International sales in 1996 were $38.3 million (approximately 11%) of the In-store Marketing revenues.

     DEVELOPMENT

     ACTMEDIA's dedicated Venture Group is aggressively pursuing new product development, alliances, joint ventures and acquisitions both in-store and within complementary industries. The introduction of ACTMEDIA's current product line into new classes of trade as well as development of new clients continue to represent key focus areas. ACTMEDIA has several projects in the electronic couponing area that represent growth opportunities. International licensing, joint ventures and acquisitions continue to be evaluated as ways to further expand ACTMEDIA's products worldwide.

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

     Although the Company believes that ACTMEDIA, with a market share of approximately 30-35%, is the largest provider of in-store marketing services, other companies (some of which are affiliated with larger companies) offer similar services. Such other companies include Catalina Marketing Corporation, News America In-store and PIA Merchandising. Moreover, the in-store marketing environment is characterized by rapid technological change, and future technological developments (if and when cost effective) may affect competition.

DIRECT MARKETING


     DIRECT MARKETING INDUSTRY

     Direct marketing is a sophisticated, information driven communications process that permits the seller to focus its marketing dollars on a target audience of buyers and to precisely measure both the response to its marketing program and the return on its marketing expenditures. These attributes have contributed to the growth of direct marketing into a $32 billion industry that commands an estimated 19% of all U.S. advertising expenditures. Direct marketing has become an increasingly important advertising medium and integral component of many companies' overall marketing programs. Direct marketing is used for a variety of purposes including prospecting for new customers, enhancing existing customer relationships and exploring the potential for new products and services. Whereas traditional forms of advertising aim at a broad audience and focus on creating general brand or product awareness, direct marketing permits advertisers to identify, target and reach a specifically defined audience and accurately measure the response to their marketing message. The ability to measure responses allows a direct marketing program to be continually refined to further enhance its effectiveness. This capability facilitates follow-up marketing campaigns and allows for accurate measurement of return on marketing investment.

     DIMAC

     DIMAC was founded in 1921 and has evolved into one of the largest full service, vertically integrated direct marketing services company in the United States. DIMAC creates and implements comprehensive, custom tailored marketing programs that enable clients nationwide to focus their marketing expenditures on a highly targeted potential customer base. As a full service, vertically integrated firm, DIMAC provides every component of a complete direct marketing program, including customized market research, strategic and creative planning, creation and management of relational databases, telemarketing, media buying, production services, fulfillment services and subsequent program analysis. Vertical integration provides a key attribute in attracting new business and expanding existing relationships. Clients come to DIMAC for all or part of the direct marketing process and typically gravitate into additional services. DIMAC, which is headquartered in St. Louis, has additional facilities to service its client base in New York, Philadelphia, Boston, Chicago, Palm Coast, Houston, San Francisco, and Los Angeles.

     Throughout the past thirty years, DIMAC has successfully expanded the range of its marketing services and increased the size of its customer base to include major corporations such as AT&T, American Express, BLOCKBUSTER Entertainment, NationsBank, several Blue Cross/Blue Shield organizations, Chase/Chemical Bank, Bloomingdales, SAKS and a significant number of U.S. public television stations.

     GROWTH OPPORTUNITIES

     As a whole, the direct marketing industry is extremely fragmented, with over 3,600 providers of related services. On average, these companies generate annual revenues of less than $5 million each and typically provide only one of the services provided by DIMAC. The increasing sophistication of direct marketing, which is fueling the industry's growth, is a challenge to smaller companies, which often lack the resources to keep pace with clients' ever increasing expectations. This combination of circumstances has initiated a period of consolidation in the industry which provides tremendous potential for a well capitalized and vertically integrated company like DIMAC. This industry consolidation is expected to continue, affording DIMAC the opportunity to further expand not only the services it offers its clients, but also the respective market segments its clients serve. DIMAC's full service capability, coupled with its coast-to-coast presence, provide it with a critical mass increasingly difficult for competitors to match. In fact, DIMAC's full service capability has evolved into its most important competitive advantage. For clients, it means one-stop shopping, a feature increasingly important to marketers as businesses demand accountability and higher returns on advertising dollars.

     BUSINESS STRATEGY

     DIMAC has implemented a four-part strategy which has set the pace for its rapid growth and profitability. This strategy focuses on:

     i) the expansion of the existing customer base through targeted business development in selected industries;
     ii)  cross selling of services to existing customers;
     iii) introduction of new products and services; and
     iv)  continued growth through targeted acquisitions.

     In pursuit of its acquisition strategy, DIMAC has successfully completed eleven acquisitions since May 1990. With these acquisitions, DIMAC has created a nationwide network, adding clients in new industries such as not-for-profit, health care and publishing, and adding new services such as television and video creative services, media buying and telemarketing.

     In 1996, DIMAC completed three transactions. New York-based Wilcox & Associates, acquired in March 1996, is a direct response agency that specializes in bank merger communications. Through sophisticated database work and highly personalized creative development, Wilcox enables its clients--banks which acquire other banks--to communicate with their newly acquired customers, helping to retain and cross-sell new services to those customers. DIMAC achieves synergy with Wilcox by performing the majority of the data processing, printing and lettershop work associated with its mailings. In May 1996, DIMAC acquired MBS/Multimode, a Long Island-based database marketing firm that builds highly sophisticated databases used by its clients to strategize and to analyze millions of transaction records in order to better understand and capitalize on the buying patterns of their customers. Working with DIMAC, MBS/Multimode is able to expand its services to a more diverse client base. In September 1996, DIMAC became a joint venture partner with KCET-TV, the public TV station in Los Angeles, to form KCET/DIMAC Communications, L.L.C. The joint venture, based in L.A., is designed to serve the fundraising efforts of KCET-TV and other public TV stations, making use of a sophisticated telemarketing center and a viewer service known as VideoFinders. KCET/DIMAC works closely with DIMAC's Boston office, which is oriented almost exclusively toward serving the not-for-profit sector, and with all three of DIMAC's production facilities as well as with its MBS/Multimode database subsidiary.

     CLIENT BASE

     DIMAC primarily targets Fortune 500 companies with sophisticated direct marketing requirements. DIMAC's clients include, among others, AT&T, American Express, BLOCKBUSTER Entertainment, NationsBank, Smithsonian, a number of Blue Cross/Blue Shield organizations and approximately 55% of all U.S. public television stations. AT&T accounted for approximately 24% of DIMAC's total revenues for the year ended December 31, 1996. On a combined basis after giving pro forma effect to the MBS, Wilcox, and KCET Communications acquisitions, AT&T accounted for 23% of DIMAC's revenues for the year ended December 31, 1996. DIMAC's large client base includes major U.S. corporations as well as smaller companies in a broad range of industries, including financial services, health care, telecommunications, publishing, packaged goods, not-for-profit television and retail. As a part of DIMAC's business strategy, DIMAC will continue to diversify its client base through new business development and selected acquisitions.

     COMPETITION

     Many of DIMAC's services are sold in highly competitive markets in the United States, including the markets for planning and developing direct marketing strategies, printing and distribution of direct mail advertising materials, and tracking and analyzing the effectiveness of direct marketing campaigns. Many formats, including television, radio and newspaper, compete for the advertising dollars of DIMAC's clients. DIMAC competes across the spectrum of these markets with a significant number of companies of varying sizes, including divisions and subsidiaries of larger corporations. Management believes that DIMAC possesses a competitive advantage over these other companies because of DIMAC's ability to provide vertically integrated direct marketing services to its clients, resulting in cross-selling opportunities for DIMAC and increased cost-efficiency for its clients. A majority of these competitors typically specialize in limited areas of the direct marketing process.

                                     BROADCASTING

TELEVISION

     The Television Group owns five network-affiliated television stations in mid-sized markets and operates one station under a Local Market Agreement ("LMA"). The following table sets forth selected information relating to the television stations owned by Heritage:

                                                                      OTHER
STATION                                        TV          DMA      COMMERCIAL    STATION     STATION
AND                  CHANNEL     NETWORK      HOMES       MARKET     STATIONS     MARKET      RANK IN
LOCATION             NUMBER    AFFILIATION   IN DMA (1)   RANK (1)    IN DMA     SHARE (2)   MARKET (3)
--------             ------    -----------   ----------   --------  ----------   ---------   ----------
KOKH-TV
(UHF)
Oklahoma City, OK      25          FOX        587,980       43           4          8           4

WCHS-TV
(VHF)
Charleston/
Huntington, WV          8          ABC        482,790       56           3         11           3

WEAR-TV
(VHF)
Mobile, AL/
Pensacola, FL           3          ABC        448,780       61           4         16           2

WPTZ-TV
(VHF)
Burlington, VT/
Plattsburgh, NY         5          NBC        292,870(4)    91(4)        2         14           2

WNNE-TV
(UHF)(5)
Hartford, VT/
Hanover, NH            31          NBC        292,870(4)    91(4)        3          3           4

--------------------
(1) Source: Nielsen Television Designated Market Area ("DMA") Market rankings September 1996.
(2)  "Sign on-Sign off" market shares as reported in the November 1996
     Nielsen ratings. Ratings are often quoted on a "sign on-sign off" basis, representing the average percentage of television households viewing the station during normal program viewing periods
     (approximately 6:00 a.m. to 2:00 a.m. for Nielsen). As such, ratings are one common measure used by advertisers and others to compare a station's overall ranking in a market to its competitors.
(3) Rankings based on relative "sign on-sign off" market shares in the November 1996 ratings of Nielsen.
(4) Does not reflect any homes in southern Quebec (including most of Montreal) which received the WPTZ-TV signal off the air or by cable. WPTZ-TV's signal is accessible to approximately 3.4 million people in the province of Quebec including approximately 2.8 million people in the city of Montreal.
(5) Operated as a satellite of WPTZ-TV, but maintains some local programming and sells advertising locally.


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

     Components of the Company's operating strategy include management's emphasis on obtaining local advertising revenues by market segmentation, which provides a competitive advertising advantage, focusing on local news programming and tightly controlling operating expenses. By emphasizing advertising sales from local businesses, the Company's stations produce a higher percentage of local business (approximately 65% local and 35% national) than the national average.

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

     WEAR-TV, the ABC affiliate in Pensacola, is the only network affiliated station in the Pensacola-Mobile market which is physically located in Florida and benefits from the market's growth which comes primarily from Florida. In November 1996, the station's newscast remained the market's number one rating. WEAR-TV operates from a newly constructed state-of-the-art broadcast facility and enters the third year of a new five-year agreement with ABC.

     On March 4, 1996, Heritage entered into a LMA to operate WFGX-TV Channel 35 in the Ft. Walton Beach, Florida area. Heritage operates Channel 35 as a commercial television station with primary focus on local news service and popular entertainment programming. The addition of Channel 35 in Ft. Walton Beach combined with WEAR-TV, Heritage's ABC affiliate in Pensacola, allows the Company to increase its broadcasting capacity on the Florida side of the Mobile, AL/Pensacola, FL market. Under the agreement, Heritage has an option to purchase the station, along with its FCC license. On October 1, 1996 WFGX-TV became an affiliate of the Warner Brothers Network.

     The Television Group's station in Plattsburgh/Burlington, WPTZ-TV, an NBC affiliate, also provides NBC programming to southern Quebec, including Montreal. Additionally, WPTZ-TV operates WNNE-TV, a satellite station serving portions of New Hampshire and Vermont, which allows advertisers to selectively air their messages over WPTZ-TV's entire market or segments of the market. WPTZ-TV and WNNE-TV are in the second year of a ten-year affiliation agreement with NBC.

     WCHS-TV, an ABC affiliate, is the only network affiliate based in the capital city of Charleston, WV, within the Charleston and Huntington market. WCHS-TV recently expanded its locally produced news programming to three hours each weekday. WCHS-TV also extended its affiliation agreement with ABC for five years.

     Three of the Company's stations, WEAR-TV, WPTZ-TV and WCHS-TV, which represent 82% of the net revenues from Heritage's television operations in 1996, have developed specific market segmentation strategies based on their status as the sole network affiliate in one geographic area of a hyphenated market. This geographic advantage enables these stations to build strong local identities and leading positions in local news programming in their portions of these hyphenated markets.

     The 1991 acquisition of KOKH-TV has been very successful. The improved channel position, signal strength, elimination of a commercial station in the Oklahoma City market, and the emergence of the Fox network have contributed to the significant revenue increase since the acquisition. KOKH-TV signed a new five-year affiliation agreement with Fox during 1995. Heritage increased its investment in the station in 1996 by establishing a local news department and upgrading the broadcast signal. The news operation began broadcasting in the second quarter and the signal was upgraded in the third quarter of 1996.

     In July 1995 the Company made a $1.1 million escrow deposit for the construction permit for Channel 44 in Burlington, VT. The Company has received certain regulatory approvals for the construction of Channel 44 which, similar to Heritage's NBC affiliate serving the Plattsburgh, NY/Burlington, VT market, will provide television programming to Montreal upon becoming operational through a LMA. The Company has an option to purchase the station.

     Heritage completed the sale of its smallest television station, KEVN-TV, located in Rapid City, SD on February 8, 1996.


RADIO

     The Radio Group currently operates 23 radio stations, including three under a LMA pending acquisition, and has recently announced two additional transactions involving trades of existing stations in like-kind exchanges. The Radio Group will own and operate 24 stations (7 AM, 17 FM) in seven of the top 50 largest markets by population after all pending transactions have been completed. These holdings include at least three stations (and two FM stations) in every market. The following table sets forth certain information regarding the Company's Radio Group:


                                                                                                             FM
                                                                                         FM                STATION
                                                                                       STATION              RANK IN
                       METRO                                        STATIONS           FORMAT                TARGET
LOCATION              RANK (1) CALL SIGN       FORMAT              IN MARKET           RANK (2)           AUDIENCE (3)
--------              -------- ---------       ------              ---------           --------           ------------
Seattle-Tacoma, WA       13     KRPM-AM      (Sale pending -- operated by prospective acquirer under Local Marketing
                                KBKS-FM      Agreement)

St. Louis, MO            17     WRTH-AM      Adult Standards          29
                                WIL-FM       Country                                      1                    4
                                KIHT-FM      70's Rock                                    1                   10

Portland, OR             24     KKSN-AM      Adult Standards          25
                                KKSN-FM      60's Oldies                                  1                    6
                                KKRH-FM      70's Rock                                    1                   10

Cincinnati, OH           25     WVAE-FM      Smooth Jazz              21                  1                    9

Kansas City, MO-KS       26     KCAZ-AM      Children's               25                  1                    1
                                KCFX-FM      70's Rock                                    1                    8
                                KCIY-FM      Smooth Jazz                                  1                   15
                                KXTR-FM      Classical

Milwaukee, WI            28     WEMP-AM      60's Oldies              28
                                WMYX-FM      Adult Contemporary                           1                    6
                                WAMG-FM      Rhythmic Contemporary                        1                   12

New Orleans, LA (4)      38     WBYU-AM      Adult Standards          23
                                WEZB-FM      Adult Contemporary                           3                   11
                                WRNO-FM      70's Rock                                    1                    8

Rochester, NY            45     WBBF-AM      Adult Standards          21
                                WBEE-FM      Country                                      1                    1
                                WKLX-FM      60's Oldies                                  1                    7
                                WQRV-FM      Classic Rock                                 1                   11

Knoxville, TN            69     WMYU-FM      60's Oldies              22                  1                    2
                                WWST-FM      Contemporary Hits                            1                    4

-----------------------

(1)  Metropolitan areas as defined and ranked by Arbitron, Fall 1996.
(2) FM station ranking among radio stations in market with same programming format, based on share of target audience.
(3) FM station ranking among all radio stations in market, based on share of target audience.
(4)  Purchase pending -- operated by Company under a Local Marketing Agreement.

     The Radio Group's operating strategy since its inception has been to identify, acquire, and repair under-performing radio stations through the strategic implementation of management improvements, technical upgrades, programming and promotional enhancements, and expense reallocations and controls. As regulatory changes have occurred in the past several years that relaxed station ownership limits (see "Federal Regulation of Broadcasting"), the Radio Group has endeavored to acquire additional stations in its existing markets and establish a multiple-station presence in new markets. The Radio Group also seeks diversification in terms of geography and programming formats. The Company's stations are programmed in a variety of research-directed formats, and strive to be the highest-rated stations in their formats in each market. Presently, the Company's stations are top-rated (or unique) in their formats in every market, and three of its stations rank either first or second among all stations in their market in their target audience.

     The Federal Communications Commission ("FCC") has authority to regulate the number of radio stations one entity can own in a single market area and in total. In late 1992, the FCC changed its rules to permit the ownership of up to two AM stations and two FM stations (such combinations being commonly known as

"duopolies") in most markets. In 1996, Congress enacted legislation that allows ownership of up to four FM stations in most of the markets in which the Radio Group operates. During the period of 1992-1995, the Company acquired FM duopolies in five markets. Since the beginning of 1996, (including announced transactions that have not closed) the Radio Group has established at least a duopoly presence in all of its markets, with ownership of 3 FM's and one AM in Rochester, New York, and the maximum of 4 FM's and one AM in Kansas City.

     The Company entered into four transactions in 1996 and announced two transactions to date in 1997, three of which have closed. In February 1996, the Company acquired two FM radio stations in the Knoxville, Tennessee, market, and in March 1996, agreed to exchange its AM/FM stations in Seattle, Washington, for an AM/FM/FM duopoly combination in New Orleans, Louisiana, plus cash paid to the Company. The stations involved in the latter transactions are being operated by the respective acquiring companies under LMA's. In September 1996, the Company began operating its third FM station serving Rochester, New York, under an LMA, and closed this purchase in January 1997. Also in September 1996, the Company agreed to acquire an AM/FM combination in the Kansas City -- its first AM and third FM in this market. This purchase closed in January 1997. Reported results for 1996 include the Seattle stations through March 17th, the New Orleans stations beginning March 18th, and the Rochester FM from September 2nd.

     In January 1997, the Company entered into a like-kind exchange agreement in which the Knoxville stations acquired in 1996 will be traded for a fourth FM station in the Kansas City market. In February 1997, the Company agreed to an exchange of its stand-alone FM in Cincinnati for an AM/FM/FM duopoly combination in the Norfolk, Virginia, market, plus payment of cash to the Company.

     The Company's acquisition and operating strategies have resulted in operating income increases from break-even in 1987, its first full year, to approximately $13 million in 1996. The Radio Group has reported thirty-six consecutive quarters of year-to-year growth in operating cash flow.

     COMPETITION

     The financial success of the Company's television and radio stations is dependent on audience ratings and revenues from advertisers within each station's geographic market. The Company's television and radio stations compete for revenues with other media companies in their respective markets, as well as with other advertising media, such as newspapers, magazines, outdoor advertising, local cable systems, direct mail and alternative media. Some competitors are part of larger companies with substantially greater financial resources than Heritage.

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

     In recent years, broadcast television stations have faced increasing competition from the other sources of television service, primarily cable television, and the ratings have reflected a decline in the viewing audience. These other sources can increase competition for a broadcasting station by bringing into its market distant broadcasting signals not otherwise available to the station's audience and also serving as a distribution system for non-broadcast programming. Programming is now being distributed to cable television systems by both terrestrial microwave systems and satellite. Other sources of competition include home entertainment systems (including television game devices, video cassette recorder and playback systems and video discs), multi-point distribution systems, multichannel multi-point distribution systems, video programming services available through the Internet, satellite master antenna television systems and other video delivery systems. Heritage's television stations also face competition from direct broadcast satellite services which transmit programming directly to homes equipped with special receiving antennas or to cable television systems for transmission to their subscribers. The likely entry of telephone companies into the cable television business could increase the competition the Company's television stations face from other distributors of audio and video programming.

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

FEDERAL REGULATION OF BROADCASTING

     Television and radio broadcasting are subject to the jurisdiction of the FCC, which acts under authority granted by the Communications Act of 1934, as amended (the "Communications Act"). The Communications Act prohibits radio or television broadcasting except in accordance with a license issued by the FCC. The Communications Act also empowers the FCC, among other things, to issue, renew, modify or revoke broadcasting licenses, to determine the location of stations, to regulate the equipment used by stations, to adopt such regulations as may be necessary to carry out the provisions of the Communications Act and to impose penalties for violation of such regulations. The Telecommunications Act of 1996 (the "Telecommunications Act"), which amends major provisions of the Communications Act, was enacted on February 8, 1996. The FCC has commenced, but not yet completed, implementation of the provisions of the Telecommunications Act. The following is a brief summary of certain provisions of the Communications Act and specific FCC regulations and policies.

     RENEWAL.   Historically, broadcasting licenses have been issued for a maximum term of up to five years in the case of television stations and up to seven years in the case of radio stations, and are renewable upon application. The FCC is implementing the provision in the Telecommunications Act which provides for license terms of up to eight years for both television and radio stations. The FCC will apply this provision of the Telecommunications Act to renewals for radio station licenses expiring on or after October 1, 1995 and television station licenses expiring on or after October 1, 1996. In determining whether to renew a broadcast license, the FCC has authority to evaluate the licensee's compliance with the provisions of the Communications Act and the FCC's rules and policies. The FCC licenses for each of Heritage's radio and television stations expire at different times between February 1, 1998 and February 1, 2005.

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

     OWNERSHIP RESTRICTIONS. Under the Communications Act, broadcast licenses may not be held by or transferred or assigned to an alien or a foreign entity. Non-citizens, however, may own up to 20% of the capital stock of a licensee and up to 25% of the capital stock of a United States corporation that, in turn, owns a controlling interest in a licensee. In addition, the Communications Act provides that no broadcast license may be held by any corporation directly or indirectly controlled by any other corporation of which more than one-fourth of the capital stock of record is owned or voted by aliens, if the FCC finds the public interest will be served by the refusal to grant such license. Under the Telecommunications Act, aliens may serve as officers and directors of a broadcast licensee and any corporation controlling, directly or indirectly, such licensee.

     The Telecommunications Act directs the FCC to eliminate or modify certain rules regarding the multiple ownership of broadcast stations and other media on a national and local level. Pursuant to this directive, the FCC has eliminated the limit on the number of television stations that an individual or entity may own or control nationally, provided that the audience reach of all television stations owned does exceed 35% of all U.S. households. The FCC also has initiated a rulemaking proceeding, in accordance with the Telecommunications Act, to determine whether to retain, eliminate, or modify its limitations on the number of television stations (currently one in most instances) that an individual or entity may own within the same geographic market.

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

     Irrespective of the FCC rules, the Justice Department and the Federal Trade Commission ("Antitrust Agencies") have the authority to determine that a particular transaction presents antitrust concerns. The Antitrust Agencies have recently increased their scrutiny of the television and radio industries, and have indicated their intention to review matters related to the concentration of ownership within markets (including local marketing agreements ("LMAs") even when the ownership or LMA in question is permitted under the regulations of the FCC. There can be no assurance that future policy and rulemaking activities of the Antitrust Agencies will not impact the Company's operations.

     REGULATORY CHANGES. Legislation enacted by Congress called the Cable Television Consumer Protection and Competition Act of 1992 (the "Act") imposes certain regulatory requirements on the operation of cable television systems. The Act provides television stations with the right to control the use of their signals on cable television systems. Each television station was required to elect by October 1, 1996, for the period from January 1, 1997 through December 31, 1999, whether it wanted to avail itself of must-carry rights or, alternatively, to assert retransmission rights. If a television station elected to exercise its authority to grant retransmission consent, cable systems were required to obtain consent of that television station for the use of its signal and could be required to pay the television station for such use. The Company, prior to the October 1, 1996 deadline, elected must-carry for all its stations except the Fox affiliate, which successfully negotiated cable retransmission consents in association with the Fox Television Network. These elections remain in effect until October 1, 1999 when the stations again elect. The Act further requires mandatory cable carriage of all qualified local television stations not exercising their retransmission rights. Several challenges to the constitutionality of these requirements have been filed in Federal court. On December 13, 1995, a special three-judge panel of the U.S. District Court for the District of Columbia upheld the constitutionality of the provision in the Cable Television Consumer Protection and Competition Act of 1992 requiring mandatory cable carriage of all qualified local television stations not exercising their retransmission rights. An appeal of the District Court's decision is pending before the Supreme Court. In the meantime, the FCC's must-carry regulations implementing the Cable Act remain in effect. The Company cannot predict the outcome of such challenges. If the Supreme Court finds the must-carry rules to be unconstitutional, some cable systems may delete carriage of signals of some of the Company's stations and it is likely that either Congress or the FCC will attempt to enact new must-carry requirements intended to withstand constitutional scrutiny.

     The Telecommunications Act lifts the prohibition on the provision of cable television services by telephone companies in their telephone areas subject to regulatory safeguards and permits telephone companies to own cable systems under certain circumstances. It is not possible to predict the impact, on the Company's television stations, of any future relaxation or elimination by the FCC of this restriction. The elimination or further relaxation of the restriction, however, could increase the competition the Company's television stations face from other distributors of video programming.

     The Telecommunications Act also authorizes the FCC to issue additional licenses for advanced television ("ATV") services only to each full-power commercial television station and certain applicants for new television stations ("Existing Broadcasters"). The Telecommunications Act directs the FCC to adopt rules to permit Existing Broadcasters to use their ATV channels for various purposes, including foreign language, niche, or other specialized programming. The FCC has issued for public comment a proposed ATV Table of Allotments intended to provide an ATV channel for each existing television station in a manner that attempts to replicate each station's existing coverage area while taking into account interference to existing television stations and between ATV stations. On December 26, 1996, the FCC adopted a standard for the transmission of digital television in the United States, which is consistent with a consensus agreement voluntarily developed by a broad cross-section of parties, including the broadcasting, equipment manufacturing and computer industries. The statute authorizes the FCC to collect fees from Existing Broadcasters who use their ATV channels to provide services for which payment is received. Prior to the enactment of the Telecommunications Act, members of Congress sought assurance from the FCC that it would not implement any plan to award spectrum for ATV service until legislation is enacted to address spectrum issues such as whether broadcasters should be required to pay for ATV licenses. In response, the FCC stated that it would not award licenses or construction permits for ATV service until legislation is enacted to address ATV spectrum issues. Such legislation, if adopted, may require Existing Broadcasters to pay for ATV licenses. Heritage cannot predict what action Congress will take with respect to the ATV spectrum or the effect of any action on the business of Heritage.

     Legislation has been introduced from time to time which would amend the Communications Act in various respects and the FCC from time to time considers new regulations or amendments to its existing regulations. In addition, a number of proposals for regulatory changes are pending before the FCC. Such matters include proposals pending before the FCC to relax the rules governing the common ownership of television stations locally and nationally, to impose spectrum use or other fees on FCC licenses, to modify rules relating to political advertising, to relax the rule governing the common ownership of a television and radio station in the same market, to authorize a new type of wireless cable system, and to authorize advanced (high definition) television systems. Certain of these changes have the potential to increase operating costs and/or increase the number of competing broadcast stations. Heritage cannot predict whether such changes will be adopted or, if adopted, the effect that any such changes would have on the business of Heritage.

EMPLOYEES

     Heritage and its subsidiaries employ approximately 4,400 full-time and up to 23,000 available part-time employees. Of this total, ACTMEDIA employs approximately 800 full-time and up to approximately 23,000 available part-time personnel, including POWERFORCE Services. Substantially all of ACTMEDIA's part-time personnel are field service staff. None of the In-store Marketing Group's employees are represented by a collective bargaining unit. DIMAC employs approximately 2,700 employees of which 100 employees in St. Louis are members of the Graphic Communications International Union (G.C.I.U.) Local 505. The G.C.I.U. contract runs through November 30, 1999. Heritage's broadcast subsidiaries currently employ approximately 900 employees of which 40 employees are represented by unions. The Company believes that it has a good relationship with its employees and unions.

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

     DIMAC leases a 276,000 square foot facility in St. Louis, Missouri with an expiration date in September 2015. DIMAC has 11 remote locations, including its subsidiaries, with an aggregate of approximately 484,000 square feet pursuant to leases with terms expiring from 1997 to 2002. Palm Coast owns its 120,000 square foot facility with a 30,000 square feet addition under construction with expected completion in the third quarter of 1997. DIMAC has a 245,000 square foot facility under construction in Central Islip, New York that will consolidate DIMAC eastern region and MBS Multimode; the expected completion is in the third quarter of 1997.

     The types of properties required to support each of Heritage's broadcast stations include offices, studios, transmitter sites and antenna sites. A station's studios are generally housed with its offices in downtown or business districts. Heritage's television stations own approximately 74 total acres in 5 locations upon which buildings with approximately 60,000 square feet of office and studio space are located. The television stations own and lease approximately 93 acres, upon which the tower or transmitters are located. Heritage's radio stations own three AM transmitter sites totaling 58 acres and two facilities totaling 15,510 square feet. The radio stations lease approximately 47,000 square feet in six locations upon which office and studio space is located. The radio stations also lease tower space at 15 locations totaling 50 acres.


ITEM 3.  LEGAL PROCEEDINGS.

     Heritage is subject to litigation in the ordinary course of business. It is not subject to any such legal proceedings which management believes are likely to result in any material losses being incurred.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

                                    PART II

===============================================================================

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

         Shares of the Company's Common Stock are listed on the New York
Stock Exchange ("NYSE") under the symbol "HTG" since July 1996. Prior to this time the Company's Common Stock was traded on the American Stock Exchange since September 1988. No other class of Heritage's common equity is currently publicly traded. The following table sets forth the high and low closing prices of the Common Stock for each quarterly period within the two most recent fiscal years:

                                     HIGH               LOW
                                     ----               ---
     1996
          First Quarter. . . . . . $18 1/2            $12 3/4
          Second Quarter . . . . .  20 5/8             17 3/8
          Third Quarter. . . . . .  21 1/8             18 1/8
          Fourth Quarter . . . . .  19 1/2             10 1/2

     1995
          First Quarter. . . . . . $13 5/8            $11 7/8
          Second Quarter . . . . .  14 3/4             12 3/4
          Third Quarter. . . . . .  16 1/8             13 1/2
          Fourth Quarter . . . . .  15                 12 1/2

     On July 25, 1996, the Company declared a two-for-one stock split effected as a stock dividend payable to all holders of record on August 5, 1996 with the payment date of August 12, 1996. All per share information has been adjusted to reflect the stock dividend on a retroactive basis.

     On March 3, 1997 the last reported sale price of the Company's Common Stock was $11.625 per share. At March 3, 1997 there were approximately 550 record holders of Common Stock.

     Heritage has never paid cash dividends on shares of any class of its common stock. Heritage presently intends to retain its funds to support the growth of its business, to repay indebtedness or for other general corporate purposes and therefore does not anticipate paying cash dividends on shares of any class of its common stock in the foreseeable future. Additionally, the various financing agreements to which either Heritage or one or more of its subsidiaries is a party may effectively prohibit or sharply impact Heritage's ability to pay dividends. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Capitalization and Liquidity".

ITEM 6.  SELECTED FINANCIAL DATA.
         (In thousands, except per share data)

     Set forth below is selected consolidated financial data with respect to the Company for the years ended December 31, 1996, 1995, 1994, 1993, and 1992 which were derived from the audited consolidated financial statements of the Company. This information should be read in conjunction with the audited Consolidated Financial Statements of the Company and its subsidiaries and the related notes thereto included elsewhere in this Report. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."


                                                       YEARS ENDED DECEMBER 31, (1)
                                             ------------------------------------------------
                                               1996      1995      1994      1993      1992
                                             --------   -------   -------   -------   -------
                                                   (in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
   Net revenues                              $620,830   435,776   317,628   291,205   250,891
   Operating income (2)                        94,869    73,013    57,838    34,995    27,550
   Income (loss) before extraordinary item     21,971    26,571    22,299        77   (14,966)
   Net income (loss)                           19,099    26,571    22,299       512   (18,560)
   Earnings (loss) per share before
      extraordinary item (3)                      .60       .75       .08      (.16)     (.76)
   Earnings (loss) per share (3)                  .52       .75       .08      (.15)     (.88)
   Equivalent shares (4)                       36,435    35,352    34,762    32,628    28,898

BALANCE SHEET DATA (AT PERIOD END):
   Property and equipment, net                109,408    56,155    54,799    57,422    55,832
   Goodwill and other intangibles, net        639,159   383,848   382,288   363,667   373,426
   Total assets                               901,736   551,011   514,147   492,849   496,296
   Long-term debt (5)                         600,169   339,865   351,525   314,989   319,385
   Stockholders' equity                       135,887   120,400    89,246    86,642    91,213

OTHER DATA:
   EBITDA (6)                                 140,118   104,416    90,058    68,353    54,242
   Capital expenditures (7)                    32,451    15,088    13,271    18,534    15,531
   Ratio of EBITDA to interest, net              2.65x     3.01x     2.97x     2.17x     1.45x
   Ratio of Debt to EBITDA                       4.28      3.25      3.90      4.61      5.89

-------------------
(1) Information reflects acquisition and investment transactions described under Note 2 of Notes to Consolidated Financial Statements. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations-General."

(2) Operating income contains certain other expenses that are unusual or infrequent in nature and are not expected to be incurred by the Company on a regular basis in future periods. Such costs are comprised of the following: for the year ended December 31, 1995, $.8 million write-down of program rights; for the year ended December 31, 1993, $4.7 million relating to restructuring charges ($3 million) and the write-down of program rights ($1.7 million). In addition, operating income contains compensation expense relating to stock appreciation rights in the amounts of $500,000, $500,000, and $4.9 million during the years ended December 31, 1992 through 1994, respectively.

(3)  See Note 1(J) of Notes to Consolidated Financial Statements.

(4) On July 25, 1996, the Company declared a two-for-one stock split effected as a stock dividend payable to all holders of record on August 5, 1996 with the payment date of August 12, 1996. The consolidated financial statements, including all references to the number of share of common stock and all per share information have been adjusted to reflect the stock dividend on a retroactive basis.

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

(7) Capital expenditures represent expenditures for long-term fixed assets which are necessary to grow or maintain existing products or services sold by the Company. Capital expenditures exclude cash outlays relating to acquisitions of $11.9 million, $5.1 million, $6.9 million, $19 million, and $220.9 million for the years ended December 31, 1992 through 1996, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Some statements contained in this document are forward looking and actual results may differ materially. Statements not based on historical facts involve risks and uncertainties, including, but not limited to, the effect of economic conditions, capacity and supply constraints or difficulties, actual purchases under agreements by certain of the Company's largest clients, and the ability of the Company to maintain favorable client relationships and competitive factors.

GENERAL

     In February 1994, ACTMEDIA completed the acquisition of in-store marketing companies located in Australia and New Zealand. In March 1994, Heritage completed the acquisition of KRJY-FM in the St. Louis market. In October 1994, the Company completed the sale of the assets of KDLT-TV located in Sioux Falls, South Dakota. In October 1994, ACTMEDIA Canada, Inc. acquired Infonet.

     In January 1995, ACTMEDIA completed the acquisition of POWERFORCE Services located in Chicago. In June 1995, Heritage purchased KXYQ-FM in Portland, Oregon and changed the call letters to KKRH-FM. In March 1995, the Company agreed to acquire radio station KKCJ-FM in Kansas City, changed the call letters to KCIY-FM, and began programming and marketing the station under a LMA, the acquisition was completed in July 1995. In December 1995, ACTMEDIA wrote off its Netherlands in-store investment Media Meervoud.

     In February 1996, Heritage completed its merger with DIMAC Marketing Corporation. In February 1996, DIMAC acquired Wilcox & Associates, Inc. ("Wilcox"), a New York City based direct response advertising agency. Also in February 1996, the Company completed the acquisition of radio stations WMYU-FM and WWST-FM serving Knoxville, Tennessee. In March 1996, the Company agreed to exchange its Seattle, Washington radio stations KCIN-FM and KRPM-AM for EZ Communications, Inc. radio stations WRNO-FM, WEZB-FM and WBYU-AM serving New Orleans, Louisiana. The Company included the financial results of the New Orleans stations from March 18, 1996 under the terms of a LMA. In March 1996, the Company entered into a LMA with Television Fit for Life, Inc. to operate Channel 35, WFGX-TV in Fort Walton Beach, Florida. The Company began operating WFGX-TV in July 1996 as a commercial television station. In April 1996, DIMAC acquired MBS/Multimode, Inc. ("MBS"), a database marketing firm based in Huntington Station, New York. In August 1996, the Company agreed to acquire an additional Rochester, New York, radio station, WHRR-FM. The Company began operating the station under a LMA on September 1, 1996 and changed the call letters to WQRV-FM. The acquisition was completed in January 1997. In September 1996, DIMAC formed a marketing services joint venture with Community Television of Southern California (CTSC) a public television station. DIMAC retains majority ownership of the joint venture. Also in September 1996, the Company agreed to purchase two additional radio stations in Kansas City, Missouri, KXTR-FM and KCAZ-AM. Included in this transaction is a small monthly business magazine which was sold in February 1997. No revenue or operating income was reported in the 1996 consolidated financial statements. The purchase was completed in January 1997. In February 1996, the Company completed the sale of its smallest television station, KEVN-TV, located in Rapid City, South Dakota.

     Due to the numerous acquisitions, dispositions, and financing activities, the results of operations from year to year are not comparable. See Note 2 of Notes to Consolidated Financial Statements for additional information concerning the Company's acquisitions, dispositions, and related transactions.

RESULTS OF OPERATIONS:  1996 COMPARED TO 1995

     Consolidated net revenues of $620.8 million increased 42% over the 1995 revenues of $435.8 million. Operating income of $94.9 million in 1996 exceeded the comparable 1995 period by 30%. Pretax income of $46.4 million in 1996, before extraordinary item, exceeded the $35.7 million in 1995 by 30%. Earnings per share, before extraordinary item, was $.60 in 1996 versus $.75 per share in 1995. The improved operating results reflect the inclusion of DIMAC Marketing Corporation, effective February 1, 1996, and increased operating income from the Marketing Services and Broadcasting segments. Consolidated net revenues and operating income increased 5% and 4%, respectively, in 1996 versus the 1995 period on a proforma basis including all acquisitions and dispositions. The 1996 period included a $6 million gain on the sale of the South Dakota television station, a $1.1 million loss on the write-off of obsolete fixed assets, and a $2.9 million extraordinary loss on the extinguishment of debt.

     MARKETING SERVICES. The Marketing Services segment contributed $521.2 million of revenues in 1996, an increase of 51%, compared to $346.4 million in 1995. The inclusion of DIMAC results added $173.9 million in revenues as ACTMEDIA's revenues were level to 1995. Marketing Services revenues in 1996 increased 4% versus comparable 1995 including DIMAC in both periods. ACTMEDIA's growth of Instant Coupon Machine and advertising revenues were offset by lower promotion and merchandising revenues. DIMAC generated proforma revenue improvement of 11% over prior year.

     Operating income for the Marketing Services segment of $70.1 million in 1996 significantly increased versus $50.5 million in 1995. The inclusion of DIMAC's results in 1996 added $14.4 million and ACTMEDIA generated $5.2 million of operating income growth. Marketing Services operating income in 1996 was level with comparable 1995 including DIMAC in both periods. ACTMEDIA's 10% improvement of operating income was offset by DIMAC's lower operating income due to $6.7 million of increased amortization of intangibles associated with the merger.

     BROADCASTING. The Broadcasting segment generated $99.6 million of revenues in 1996, an 11% increase compared to 1995. The Television Group, excluding the South Dakota station sold in 1996, grew revenues by 9% to $46.3 million primarily due to a 6% growth of local revenues and $3.1 million of additional political revenues. National spot revenues decreased 4% in 1996 versus 1995.
The Pensacola, FL television station grew revenues by 20% in 1996 versus 1995. The Radio Group contributed $53.3 million of revenues, a 9% increase over 1995, on a same station basis, due primarily to an 11% growth of local revenues and a 10% increase in national revenues.

     Operating income of $29.7 million in 1996 increased by 21% versus 1995 including the radio acquisitions and excluding the television station sold in 1996. The improvement reflects a 6% increase from the Television Group, despite a $1.6 million increase in the Oklahoma station news operation expenses, and a 47% increase from the Radio Group primarily from the improvement of the Portland and Kansas City duopolies, the Cincinnati station and positive contributions from the New Orleans and Knoxville acquisitions.

     CORPORATE EXPENSES. Corporate expenses of $5 million in 1996 increased from $3.9 million in 1995, but remained less than 1% of consolidated net revenues.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization of $45.2 million in 1996 increased by 48% compared to $30.6 million in 1995. This increase resulted primarily from the inclusion of DIMAC, which added $12.8 million, a $.8 million increase in Radio Group amortization associated with acquisitions, and $.7 million additional ACTMEDIA depreciation associated with higher capital expenditures.

     INTEREST EXPENSE. Interest expense increased from $34.7 million in 1995 to $52.9 million in the 1996 period due to both higher interest rates and higher debt levels associated with the DIMAC acquisition.

     OTHER EXPENSE. Other expense in 1996 included the $6 million gain on the sale of the South Dakota television station and a $1.1 million loss on the write-off of obsolete In-store Marketing fixed assets.

     INCOME TAXES. Income tax expense for 1995 relates primarily to Federal income tax of $6.3 million and state and foreign income taxes of $2.8 million. Income tax expense for 1996 is comprised of Federal income tax of $19.6 million and state, local and foreign taxes of $4.8 million. Income tax expense in 1995 was reduced by the utilization of the Company's remaining net operating loss carryforwards.

     EXTRAORDINARY ITEM. Heritage Media Services, Inc. ("HMSI"), a wholly-owned subsidiary, repurchased the Company's outstanding 11% Senior Subordinated Notes with a cumulative face amount totaling $25.5 million prior to scheduled maturity and recognized an extraordinary loss of $1.3 million, net of taxes, during 1996. Also in 1996, HMSI repurchased outstanding 11% Senior Notes with a face amount totaling $27.2 million prior to scheduled maturity and recognized a year-to-date extraordinary loss of $ 1.6 million, net of taxes, which included the write-off of $ .4 million of debt issuance costs.

     NET INCOME. The Company improved its pretax income, before extraordinary item, from $35.7 million in 1995 to $46.4 million in 1996 primarily as a result of an additional $21.9 million of operating income and $4.9 million of net nonrecurring other income, reduced by increased interest expense. Net income of $19.1 million in 1996 decreased versus $26.6 million in 1995 due to the significant increase in Federal income tax expense (discussed above) and the $2.9 million extraordinary loss on the extinguishment of debt (see Note 4 of Notes to Consolidated Financial Statements).

BALANCE SHEET: 1996 COMPARED TO 1995

     The balance sheet changes from December 31, 1995 to December 31, 1996 were primarily due to the DIMAC, Wilcox, MBS and radio station acquisitions and respective financings. See Note 2 to the Consolidated Financial Statements for purchase price allocation and Note 4 for long-term debt discussion.

RESULTS OF OPERATIONS: 1995 COMPARED TO 1994

     Consolidated net revenues of $435.8 million in 1995 represented a 37% increase over the 1994 revenues of $317.6 million. Operating income of $73.0 million in 1995 exceeded the comparable 1994 period by 26%. The earnings per share was $.75 versus $.08 in 1994. The improvement in the Company's operating results for the 1995 period primarily reflects revenue growth from all of the In-store Marketing Group's products, the addition of POWERFORCE Services and increased Broadcasting advertising revenues. The earnings per share improvement in 1995 versus 1994 was due principally to $15.2 million of additional operating income reduced by higher interest expense and income taxes. The 1995 period included an $.8 million write-down of television program rights, a $3.6 million write-off of the Netherlands investment, and an $.8 million gain on sale of assets. The 1994 period included a $4.9 million non-cash expense for stock appreciation rights. The 1994 period also included the $.57 per share impact of settlement rights accretion and dividends. All comparisons, unless otherwise noted, are for the year ended December 31, 1995 versus the comparable 1994 period.

     MARKETING SERVICES In-store Marketing contributed $346.4 million of revenues in 1995, an increase of 51%, compared to $230.1 million in 1994. All of the group's product revenues increased versus 1994. Advertising and promotion revenues each improved by 20%. ICM revenues grew 14%. International revenues increased by 49% to $34.7 million in 1995 due primarily to the merger of Infonet into and the growth of the Canadian operation. POWERFORCE Services added $68.8 million of revenues in its first year with ACTMEDIA. The demonstration and sales merchandising businesses experienced increased competition which has adversely affected pricing.

     The Netherlands investment, Media Meervoud, continued to incur losses in 1995. ACTMEDIA management's evaluation of the business concluded that the operation would not be funded beyond December 31, 1995. ACTMEDIA completed the sale in February 1996 and wrote-off its $3.6 million investment as of December 31, 1995.

     In-store Marketing operating income of $50.5 million increased by 36% from $37.2 million in the 1994 period due primarily to the increased 1995 revenues and an improvement in the group's operating margin, excluding the POWERFORCE acquisition. The operating margin was 14% in 1995 versus 16% in 1994. Excluding the operating results of POWERFORCE, which operates with a higher level of variable expenses, In-store Marketing's operating margin increased to 18% in 1995.

     BROADCASTING. The Television Group generated $45.6 million of revenues in 1995, a 2% decline compared to $46.7 million in 1994. Revenues improved 2% compared to 1994 on a same station basis. The Television Bureau of Advertising Times Sales Survey reported that industry-wide gross local revenues increased by 5% and national revenues were up 1% compared to 1994. The Television Group's local revenues increased 2% and national revenues improved 12% compared to the 1994 period on a same station basis. Network compensation increased $.9 million in 1995 versus 1994. The 1995 period included $.5 million political revenues versus $3.3 million in 1994. All of the Television Group's stations, except Charleston, WV, generated improved revenues and operating income in 1995 compared to 1994.

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

     CORPORATE EXPENSES. Corporate expenses in 1995 of $3.9 million increased 4% compared to $3.7 million in 1994.

     OTHER OPERATING EXPENSES. The 1995 period included a $.8 million writedown of television program rights as a result of management's assessment of their realizable value (based upon projected future utilization of the programs). The 1994 period included a $4.9 million non-cash expense for stock appreciation rights (see Note 9 of Notes to Consolidated Financial Statements).

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

      OTHER EXPENSES. The 1995 results of operations included the non-cash $3.6 million write-off of MMV. Included in the 1994 results was a $1.4 million non-cash charge to reflect the loss on the sale of television station KDLT-TV.

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

CASH FLOW INFORMATION

     Cash flows provided by operating activities totaling $61.8 million in 1996 increased by $8 million versus 1995 due primarily to higher non-cash items and lower working capital requirements. In 1996 the $61.8 million of cash provided by operating activities, $176.2 million from financing activities, and $13.8 million of asset sale proceeds, were utilized primarily for acquisitions, net ($220.9 million) and capital expenditures ($31.3 million).

     Cash flows provided by operating activities totaled approximately $53.8 million in 1995 increased by $4 million versus 1994. These funds were principally utilized for net capital expenditures ($15.1 million), acquisitions ($19 million), and reduction of long-term debt ($12.5 million).

LIQUIDITY AND CAPITAL RESOURCES

     The Company expects the major operating requirements for cash in 1997 to include $12 million to complete contractually committed acquisitions, approximately $8 million for earnout payments related to the DIMAC acquisition, approximately $29 million for leases and other contractual obligations, and approximately $38 million for capital expenditures. Capital expenditures are expected to increase in 1997 to higher levels due to the construction and expansion of DIMAC facilities on Long Island, NY ($11 million) and Palm Coast, FL ($2 million) and the construction of the television station in Burlington, VT ($2 million). Heritage also has long-term debt maturities totaling $69.8 million during 1997.

     The Company expects to fund its anticipated cash requirements with internally generated funds and from various external sources, which may include the Company's existing credit agreements and additional financings. Heritage maintains significant borrowing capacity to take advantage of growth and investment opportunities. At December 31, 1996 the Company had committed bank lines of credit totaling $285.7 million and available liquidity totaling $57.8 million for general corporate purposes.

     During 1996, HMSI purchased the Company's outstanding 11% Senior Subordinated Notes with cumulative face amount totaling $25.5 million prior to maturity. Also during 1996, HMSI repurchased outstanding 11% Senior Notes with a face amount totaling $27.2 million. HMSI entered into a $50 million bank credit facility to refinance a portion of the 11% Senior Secured Notes. At December 31, 1996 $29.6 million of the facility was outstanding and $20.4 million of additional borrowings were available.

     The Company was in compliance with all debt covenants and had satisfied all financial ratios and tests as of December 31, 1996 under its Credit Agreements and the Company expects to remain in compliance and satisfy all such financial ratios and tests during 1997. The Company manages its debt levels based on: the ratio of debt to EBITDA, which has been reduced from 5.89 in 1992 to 4.28 in 1996; and the ratio of EBITDA to interest, net which has increased from 1.45x to 2.65x in 1996. However, the Company is still highly leveraged and is expected to have a high level of debt for the foreseeable future. See Note 4 of Notes to consolidated Financial Statements for further discussion and details.

     On January 14, 1997, the Company entered into a $50 million bank credit facility (the "1997 HMC Credit Facility") for general corporate purposes. The 1997 HMC Credit Facility consists of a $50 million revolving credit facility which matures January 12, 1998. The credit agreement includes a number of financial and other convenants, and loans under this agreement are unsecured. As of February 21, 1997, there were no outstanding borrowings under this facility.

     The HMSI 11% Senior Notes are redeemable in whole or in part, at HMSI's option at any time on or after June 15, 1997. The 11% HMC Senior Subordinated Notes are redeemable, in whole or in part, at the Company's option at any time on or after October 1, 1997. The Company expects to redeem such notes in 1997, replace the existing bank credit facilities and provide additional liquidity through the use of new replacement indebtedness.

     Heritage will continue to expand and explore value-creating investments and acquisitions. The Company will review all expenditures to maximize financial returns and maintain financial flexibility while continuing its long-term goal to de-leverage its capital structure.

SHAREHOLDERS EQUITY

     In conjunction with efforts to enhance common shareholder value, on October 14, 1996, the Board of Directors authorized the purchase of up to 5,000,000 shares of the Company's Common Stock, from time to time, through open market and private purchases at prices then prevailing. The Company has purchased, in 1996 and 1997 to date, 891,000 shares at a total cost of $9,945,855 and an average price of $11.16 per share.

RECENTLY ISSUED ACCOUNTING PRINCIPLES

     In June 1996, the Financial Accounting Standards Board issued SFAS No. 125, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES. SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996 and is to be applied prospectively. This Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. Management of the Company does not expect that adoption of SFAS No. 125 will have a material impact on the Company's financial position, results of operations, or liquidity.

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


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The consolidated financial statements and financial statement schedules of Heritage Media Corporation and Subsidiaries as of December 31, 1996 and 1995 and for the years ended December 31, 1996, 1995 and 1994 are included on pages F-1 through F-29 herein.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

==============================================================================

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

                                     PART IV

==============================================================================


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

     Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 10, 1997.


                                        HERITAGE MEDIA CORPORATION


                                        By  /s/ DAVID N. WALTHALL
                                          ------------------------------------
                                          David N. Walthall
                                          President
                                          Chief Executive Officer and Director


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ JAMES M. HOAK, JR.    Chairman of the Board and Director      March 10, 1997
-----------------------
James M. Hoak, Jr.


/s/ DAVID N. WALTHALL     President, Chief Executive Officer      March 10, 1997
-----------------------   and Director (Principal Executive
David N. Walthall         Officer)


/s/ JAMES P. LEHR         Senior Vice President
-----------------------   Chief Accounting & Administrative       March 10, 1997
James P. Lehr             Officer (Principal Accounting Officer)


/s/ JAMES S. COWNIE       Director                                March 10, 1997
-----------------------
James S. Cownie


/s/ JOSEPH M. GRANT       Director                                March 10, 1997
-----------------------
Joseph M. Grant


/s/ CLARK A. JOHNSON      Director                                March 10, 1997
-----------------------
Clark A. Johnson


/s/ ALAN R. KAHN          Director                                March 10, 1997
-----------------------
Alan R. Kahn


/s/ H. BERRY CASH         Director                                March 10, 1997
-----------------------
H. Berry Cash

                           HERITAGE MEDIA CORPORATION

                        CONSOLIDATED FINANCIAL STATEMENTS
                                   "FORM 10-K"

                           DECEMBER 31, 1996 AND 1995


                   (WITH INDEPENDENT AUDITORS' REPORT THEREON)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                  AND SCHEDULES

                                                                           PAGE
                                                                           ----

   Consolidated Financial Statements:

      Independent Auditors' Report                                         F-2

      Consolidated Balance Sheets as of December 31, 1996 and 1995         F-3

      Consolidated Statements of Operations for the years ended
      December 31, 1996, 1995 and 1994                                     F-4

      Consolidated Statements of Stockholders' Equity for the
      years ended December 31, 1996, 1995 and 1994                         F-5

      Consolidated Statements of Cash Flows for the years ended
      December 31, 1996, 1995 and 1994                                     F-6

      Notes to Consolidated Financial Statements                           F-8

   Financial Statement Schedules:

      I.  Condensed Financial Information of Registrant
          as of December 31, 1996 and 1995 and for the
          years ended December 31, 1996, 1995 and 1994                     F-25

      II. Valuation and Qualifying Accounts for the years ended
          December 31, 1996, 1995 and 1994                                 F-29

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heritage Media Corporation and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.





                                        KPMG Peat Marwick LLP


Dallas, Texas
February 21, 1997

                   HERITAGE MEDIA CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1996 AND 1995

                             (DOLLARS IN THOUSANDS)


                       ASSETS                                             1996           1995
                                                                        --------       --------
Current assets:
   Cash                                                                 $  1,716          2,383
   Trade receivables, net of allowance for doubtful
      accounts of $5,300 in 1996 and $4,033 in 1995                      110,667         77,068
   Prepaid expenses and other                                             10,688          6,605
   Inventories                                                            10,004          5,008
   Deferred income taxes (note 10)                                         7,487          5,151
                                                                        --------       --------
         Total current assets                                            140,562         96,215

Property and equipment, net (note 1(d))                                  109,408         56,155

Goodwill and other intangibles, net (note 1(b))                          639,159        383,848
Other assets                                                              12,607         14,793
                                                                        --------       --------
                                                                        $901,736        551,011
                                                                        --------       --------
                                                                        --------       --------
         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Note payable                                                         $     --          5,000
   Current installments of long-term debt (note 4)                        69,775          5,026
   Accounts payable and accrued expenses (note 3)                        114,788         52,069
   Deferred advertising revenues                                          12,349         25,219
   Other current liabilities                                               2,079          1,911
                                                                        --------       --------
            Total current liabilities                                    198,991         89,225

Long-term debt, excluding current portion (note 4)                       530,394        334,839
Other long-term liabilities (note 11)                                     24,753          2,531
Deferred income taxes (note 10)                                           11,711          4,016

Stockholders' equity (notes 4, 5, 6 and 7):
   Preferred stock, $.01 par value; authorized 10,000,000 shares;
      none issued                                                             --             --
   Common stock, $.01 par value; 100,000,000 shares
      authorized, issued 35,725,644 shares in 1996 and
      35,486,718 shares in 1995                                              357            355
   Additional paid-in capital                                            225,685        223,230
   Accumulated deficit                                                   (82,544)      (101,643)
   Accumulated foreign currency translation adjustments                     (748)        (1,088)
   Common stock in treasury, at cost (633,056 shares
      in 1996 and 65,656 shares in 1995)                                  (6,863)          (454)
                                                                        --------       --------
            Total stockholders' equity                                   135,887        120,400

Commitments and contingencies (notes 2 and 11)

                                                                        --------       --------
                                                                        $901,736        551,011
                                                                        --------       --------
                                                                        --------       --------


See accompanying notes to consolidated financial statements.

                   HERITAGE MEDIA CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                (DOLLARS IN THOUSANDS, EXCEPT SHARE INFORMATION)


                                                  1996           1995            1994
                                              -----------     ----------     ----------
Net revenues:
  Marketing Services                          $   521,236        346,392        230,111
  Broadcasting                                     99,594         89,384         87,517
                                              -----------     ----------     ----------
                                                  620,830        435,776        317,628
                                              -----------     ----------     ----------

Costs and expenses:
  Cost of services:
    Marketing Services                            321,287        220,189        128,176
    Broadcasting                                   25,318         22,698         22,794
  Selling, general and administrative             134,107         88,473         76,600
  Depreciation                                     20,689         16,115         14,676
  Amortization of goodwill and other assets        24,560         14,507         12,622
  Other costs (note 9)                                 --            781          4,922
                                              -----------     ----------     ----------
                                                  525,961        362,763        259,790
                                              -----------     ----------     ----------
          Operating income                         94,869         73,013         57,838
                                              -----------     ----------     ----------

Other expense:
  Interest (note 4)                               (52,859)       (34,677)       (30,373)
  Other, net (notes 1(d) and 2)                     4,393         (2,632)        (2,424)
                                              -----------     ----------     ----------
                                                  (48,466)       (37,309)       (32,797)
                                              -----------     ----------     ----------
          Income before income
           taxes and extraordinary item            46,403         35,704         25,041
Income taxes (note 10)                             24,432          9,133          2,742
                                              -----------     ----------     ----------
      Income before extraordinary item             21,971         26,571         22,299
Extraordinary item - loss on extinguishments
  of debt, net of tax (note 4)                     (2,872)            --             --
                                              -----------     ----------     ----------
      Net income                              $    19,099         26,571         22,299
                                              -----------     ----------     ----------
                                              -----------     ----------     ----------

Net income applicable to common stock
  (note 1(i))                                 $    19,099         26,571          2,648
                                              -----------     ----------     ----------
                                              -----------     ----------     ----------

Weighted average common and common
  equivalent shares outstanding                36,434,628     35,352,968     34,761,802
                                              -----------     ----------     ----------
                                              -----------     ----------     ----------

Earnings per common and common
  equivalent share (note 1(i)):
    Before extraordinary item                 $       .60            .75            .08
    Extraordinary item                               (.08)            --             --
                                              -----------     ----------     ----------
    Net income                                $       .52            .75            .08
                                              -----------     ----------     ----------
                                              -----------     ----------     ----------

      See accompanying notes to consolidated financial statements.

                   HERITAGE MEDIA CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                             (DOLLARS IN THOUSANDS)

                                                                                            ACCUMULATED
                                                                                              FOREIGN
                                                                 ADDITIONAL                   CURRENCY                    TOTAL
                                    PREFERRED        COMMON       PAID-IN     ACCUMULATED    TRANSLATION    TREASURY   STOCKHOLDERS'
                                      STOCK          STOCK        CAPITAL       DEFICIT      ADJUSTMENTS     STOCK        EQUITY
                                      -----          -----        -------       -------      -----------     -----        ------

Balance at December 31, 1993        $  16,195           329       202,578      (130,862)       (1,144)         (454)       86,642
Conversion of preferred stock         (16,195)           22        16,173            --            --            --            --
Conversion of Class C Common
  Stock, net of expenses                   --            --          (276)           --            --            --          (276)
Exercise of employee stock options         --            --           441            --            --            --           441
Accretion of settlement rights             --            --            --       (19,503)           --            --       (19,503)
Preferred stock dividends                  --            --            --          (148)           --            --          (148)
Foreign currency translation
  adjustment                               --            --            --            --          (209)           --          (209)
Net income                                 --            --            --        22,299            --            --        22,299
                                        -----           ---       -------       -------          -----       -------      -------
Balance at December 31, 1994               --           351       218,916      (128,214)       (1,353)         (454)       89,246
Exercise of employee stock options,
  including tax benefit                    --             2         1,616            --            --            --         1,618
Foreign currency translation
  adjustment                               --            --            --            --           265            --           265
Settlement of stock appreciation
  rights                                   --             2         2,698            --            --            --         2,700
Net income                                 --            --            --        26,571            --            --        26,571
                                        -----           ---       -------       -------          -----       -------      -------
Balance at December 31, 1995               --           355       223,230      (101,643)       (1,088)         (454)      120,400
Exercise of employee stock options,
  including tax benefit                    --             2         2,455            --            --            --         2,457
Foreign currency translation
  adjustment                               --            --            --            --           340            --           340
Purchase 567,400 shares of treasury
  stock                                    --            --            --            --            --        (6,409)       (6,409)
Net income                                 --            --            --        19,099            --            --        19,099
                                        -----           ---       -------       -------          -----       -------      -------
Balance at December 31, 1996            $  --           357       225,685       (82,544)         (748)       (6,863)      135,887
                                        -----           ---       -------       -------          -----       -------      -------
                                        -----           ---       -------       -------          -----       -------      -------

See accompanying notes to consolidated financial statements.

                   HERITAGE MEDIA CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                             (DOLLARS IN THOUSANDS)

                                                                          1996            1995           1994
                                                                       ---------        -------        -------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                          $  19,099         26,571         22,299
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Stock appreciation rights                                            --             --          4,922
         Depreciation                                                     20,689         16,115         14,676
         Amortization:
            Broadcast program rights                                       2,157          2,137          2,300
            Goodwill and other assets                                     24,560         14,507         12,622
            Debt issuance costs                                            1,292            738            717
         Writedown of program rights                                          --            781             --
         Write-off of foreign investment                                      --          3,596             --
         Write-off of fixed assets                                         1,111            348            570
         (Gain) loss on sale of assets                                    (6,031)        (2,358)         1,439
         Loss on extinguishments of debt                                   2,872             --             --
         Other                                                               299           (785)          (444)
         Changes in certain operating assets and liabilities, net of effects of acquisitions:
               Accounts receivable                                          (390)       (21,424)        (1,123)
               Other assets                                               (4,796)        (1,134)          (385)
               Accounts payable and accrued expenses                       8,463          5,153         (3,459)
               Deferred advertising revenues                             (12,870)        10,694         (4,501)
               Deferred income taxes                                       5,359         (1,135)            --
                                                                       ---------        -------        -------
                  Net cash provided by operating activities               61,814         53,804         49,633
                                                                       ---------        -------        -------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisitions, net of cash acquired                                   (220,919)       (18,973)        (6,926)
   Capital expenditures                                                  (31,302)       (15,088)       (13,271)
   Purchases of investments                                                   --         (9,200)            --
   Sale of investments                                                        --          5,309             --
   Proceeds from sale of property and equipment                           13,759          1,500          3,999
   Purchase of in-store marketing rights                                    (190)          (973)        (1,662)
                                                                       ---------        -------        -------
                  Net cash used in investing activities                 (238,652)       (37,425)       (17,860)
                                                                       ---------        -------        -------

                 HERITAGE MEDIA CORPORATION AND SUBSIDIARIES

                            (DOLLARS IN THOUSANDS)


                                                                          1996           1995           1994
                                                                      ----------       --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Long-term borrowings                                               $  498,781        118,256        114,626
   Retirements:
      Long-term debt                                                    (309,306)      (130,776)      (103,676)
      Other long-term liabilities                                         (2,395)        (2,249)        (2,834)
   Issuance of common stock                                                1,499            676            441
   Retirement of settlement and stock appreciation rights                     --         (3,800)       (39,017)
   Purchase of treasury stock                                             (6,409)            --             --
   Dividends on preferred stock                                               --             --           (445)
   Payment of offering costs                                                  --             --           (276)
   Payment of debt issuance costs                                         (5,999)          (373)          (738)
                                                                      ----------       --------       --------
            Net cash provided by (used in) financing activities          176,171        (18,266)       (31,919)
                                                                      ----------       --------       --------

Net change during year                                                      (667)        (1,887)          (146)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                             2,383          4,270          4,416
                                                                      ----------       --------       --------
CASH AND CASH EQUIVALENTS AT END OF YEAR                              $    1,716          2,383          4,270
                                                                      ----------       --------       --------
                                                                      ----------       --------       --------

Cash paid for interest                                                $   41,864         34,348         29,906
                                                                      ----------       --------       --------
                                                                      ----------       --------       --------
Cash paid for income taxes                                            $    9,951          3,352          4,575
                                                                      ----------       --------       --------
                                                                      ----------       --------       --------

See accompanying notes to consolidated financial statements.

                     HERITAGE MEDIA CORPORATION

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Heritage Media Corporation ("HMC" or "the Company") operates in two segments - Marketing Services and Broadcasting. The Company's Marketing Services segment includes ACTMEDIA, Inc.'s ("ACTMEDIA") in-store marketing operations in the United States, Canada, New Zealand, and Australia and DIMAC Marketing Corporation's ("DIMAC") direct marketing operations in the United States. The Broadcasting segment includes Television and Radio operations in the United States.

     (a)  PRINCIPLES OF CONSOLIDATION

          The consolidated financial statements include the accounts of the Company and all of its subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation.

     (b)  GOODWILL AND OTHER INTANGIBLES

          The cost of acquired companies is allocated first to identifiable assets and liabilities based on estimated fair market values. The excess of cost over identifiable assets and liabilities is recorded as goodwill. Costs allocated to identifiable intangible assets are amortized over the remaining estimated useful lives of the assets as determined by underlying contract terms or independent appraisals.

          Goodwill and other intangibles at December 31, 1996 and 1995 are summarized as follows (thousands of dollars):

                                                        Useful Life     1996      1995
                                                        -----------     ----      ----
          Goodwill, net of accumulated amortization
              of $83,105 and $65,484                    25-40 Years   $579,874   353,332
          License agreements, net of accumulated
              amortization of $2,612 and $1,458         15-25 Years     26,754    23,783
          Customer lists, net of accumulated
              amortization of $604                      3-15 Years      17,720        --
          Other, net of accumulated amortization of
              $7,620 and $4,285                         4-10 Years      14,811     6,733
                                                                      --------   -------
                                                                      $639,159   383,848
                                                                      --------   -------
                                                                      --------   -------

          The Company continually reevaluates the propriety of the carrying amount of goodwill as well as the related amortization period to determine whether current events and circumstances warrant adjustments to the carrying values and/or revised estimates of useful lives. This evaluation is based on the Company's projection of the undiscounted operating income before depreciation, amortization and interest over the remaining lives of the amortization periods of related goodwill. The projections are based on the historical trend line of actual results since the commencement of operations and adjusted for expected changes in operating results. To the extent such projections indicate that the undiscounted operating income (as defined above) is not expected to be adequate to recover the carrying amounts of goodwill, such carrying amounts are written down by charges to expense in amounts equal to the excess of the carrying amount of goodwill over related undiscounted operating income. The assessment of the recoverability of goodwill will be impacted if estimated operating income is not achieved. At this time, the Company believes that no impairment of the goodwill and other intangibles has occurred and that no reduction of the estimated useful lives is warranted.

     (c)  INVENTORIES

          Inventories are stated at the lower of average cost or market for in-store marketing and the lower of cost (first-in, first-out method) or market for direct marketing.

     (d)  PROPERTY AND EQUIPMENT

          Property and equipment is recorded at cost. Depreciation is provided by the straight-line method over the estimated useful lives of the assets. The useful lives and the amounts of the Company's property and equipment at December 31, 1996 and 1995 are as follows (thousands of dollars):

                                                 Useful Life      1996      1995
                                                 -----------      ----      ----
          In-store marketing equipment           3-5 years     $  53,333    49,670
          Broadcasting equipment                 5-25 years       41,268    38,416
          Buildings and improvements             12-39 years      31,600     9,191
          Direct marketing and other equipment   3-11 years       41,217     9,592
          Land                                                     2,849     2,460
                                                                --------   -------
                                                                 170,267   109,329
          Less accumulated depreciation                           60,859    53,174
                                                                --------   -------
             Net property and equipment                         $109,408    56,155
                                                                --------   -------
                                                                --------   -------

          The Company recorded writedowns of obsolete in-store marketing equipment of $1,111,000 in 1996 in connection with the Company's in-store radio marketing delivery system.

     (e)  BROADCAST PROGRAM RIGHTS

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

     (f)  OTHER ASSETS

          Debt issuance costs are amortized to interest expense using the interest method over the period of the related debt agreement.

     (g)  REVENUES

          Revenues from in-store marketing are derived primarily from providing advertising, promotion and production services in retail stores and by selling advertising time to national advertisers on an in-store music entertainment network. Revenues from in-store marketing are recognized over the contract period of the related advertising program as the services are performed and revenues from advertisements on the in-store music network are recognized when the commercial is aired. Advance payments received from advertisers relating to contracted in-store marketing advertising programs are recorded as deferred advertising revenues until they are earned.
          DIMAC performs services in accordance with individual client projects. Revenues are generally recognized as services are performed and DIMAC can reasonably determine the amount of revenue to be recognized.

          Broadcasting revenues are derived primarily from local, regional and national advertising and network compensation. Advertising revenues are recognized upon the airing of commercials, while network revenues are recognized monthly as earned. Revenues are presented net of advertising agency and national sales representatives' commissions.

     (h)  BARTER TRANSACTIONS

          The Company exchanges unsold advertising time for products and services. These transactions are reported at the estimated fair value of the product or service received. Barter revenues are recorded when the commercials are broadcast and barter expenses are recorded when merchandise or services are used. If merchandise or services are received prior to the broadcast of a commercial, a liability is recorded. Likewise, a receivable is recorded if a commercial is broadcast before the goods or services are received. Barter amounts are not significant to the Company's consolidated financial statements.

     (i)  EARNINGS PER SHARE

          Earnings per common share is computed by dividing net income, adjusted for accretion and premium on retirement of the settlement rights and dividends on preferred stock for 1994, by the weighted average number of common shares outstanding during each year. The common stock equivalent effect of common stock purchase options, preferred stock and settlement rights have been excluded from the computation for 1995 and 1994 as their effect is either antidilutive or immaterial. Following is a reconciliation of net income to net income applicable to common stock for the year ended December 31, 1994 (thousands of dollars):


               Net income                                      $ 22,299
               Accretion and premium on retirement
                    of settlement rights (note 5)               (19,503)
               Dividends on preferred stock                        (148)
                                                               --------
               Net income applicable to common stock           $  2,648
                                                               --------
                                                               --------

     (j)  INCOME TAXES

          The Company provides for deferred taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for net operating loss carryforwards and the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     (k)  FOREIGN CURRENCY TRANSLATION

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

     (l)  IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE
          DISPOSED OF

          The Company adopted the provisions of SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, on January 1, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.
          Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount of fair value less costs to sell.
          Initial adoption of this Statement, as of January 1, 1996, did not have a material impact on the Company's financial position, results of operations, or liquidity.

     (m)  DERIVATIVE FINANCIAL INSTRUMENTS

          The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. Such financial instruments are used to manage well-defined interest rate risks related to interest on the Company's outstanding debt.

          As interest rates change under interest rate swap agreements, the differential to be paid or received is recognized as an adjustment to interest expense. The Company is not exposed to credit risk as its interest rate swap agreements are with the participating banks under the Company's senior credit facility.

     (n)  DISCLOSURE OF CERTAIN SIGNIFICANT RISKS AND UNCERTAINTIES

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

          In the opinion of management, credit risk with respect to trade receivables is limited due to the large number of diversified customers and the geographic diversification of the Company's customer base. The Company performs ongoing credit evaluations of its customers and believes that adequate allowances for any uncollectible trade receivables are maintained. At December 31, 1996 and 1995, no receivable from any customer exceeded 5% of stockholders' equity and no customer accounted for more than 10% of net revenues in 1996, 1995 or 1994.

     (o)  RECLASSIFICATIONS

          Certain reclassifications have been made in the prior years' consolidated financial statements to conform to the 1996 presentation.

(2)  ACQUISITIONS AND DISPOSITIONS

     (a)  MARKETING SERVICES

          In February 1996, the Company completed its acquisition of DIMAC Marketing Corporation, one of the leading full service, vertically integrated direct marketing services companies in the United States. The Company acquired DIMAC for cash in a transaction valued at approximately $260 million. Under the terms of the merger agreement, each of the approximately 6.5 million shares of DIMAC common stock were exchanged for merger consideration of $28 per share. The merger was accounted for by the Company as a purchase. Goodwill resulting from the acquisition of $220 million is being amortized on a straight-line basis over 40 years. The Company included the financial results of DIMAC beginning February 1, 1996.

          On February 28, 1996, DIMAC acquired substantially all of the assets of Wilcox & Associates, Inc., a subchapter S corporation providing direct response advertising services to bank institutions, in a purchase transaction. The purchase price was $3.9 million plus assumption of certain specified liabilities of $1.6 million. Goodwill resulting from the acquisition of $3.0 million is being amortized on a straight-line basis over 40 years. The Company included the financial results of Wilcox & Associates beginning March 1, 1996.

          On April 30, 1996, DIMAC acquired substantially all of the assets of MBS/Multimode, Inc., a database marketing firm based in Huntington Station, New York for $24.7 million, plus the assumption of certain specified liabilities. The acquisition was accounted for as a purchase. Goodwill resulting from the acquisition of $22.4 million is being amortized on a straight-line basis over 25 years. The Company included the financial results of MBS/Multilmode, Inc. beginning May 1, 1996.

     (b)  BROADCASTING

          During the years ended December 31, 1996, 1995 and 1994, the Company acquired the following FM radio stations (thousands of dollars):

               Station/Market                 Date           Cost
               --------------                 ----           ----
               WEZW/Milwaukee, WI       January 6, 1994     $6,021
               KRJY/St. Louis, MO       March 15, 1994       7,754
               KXYQ/Portland, OR        June 15, 1995        7,397
               KKCJ/Kansas City, MO     July 25, 1995        7,785
               WMYU and WWST/Knoxville  February 17, 1996    6,500

          In February 1996, the Company completed the sale of KEVN-TV, Rapid City, South Dakota. As result of this sale, the Company recognized a gain of $6.0 million.

                  HERITAGE MEDIA CORPORATION AND SUBSIDIARIES

     The acquisitions discussed above were accounted for as purchases and recognized in the consolidated financial statements as follows (thousands of dollars):

                                                           1996        1995        1994
                                                         ---------    -------    --------
          Working capital deficit                        $(15,955)    (4,466)     (2,765)
          Goodwill and other intangibles                  284,532     20,997      33,319
          Fixed and other noncurrent assets                23,903      3,166       1,574
          Long-term debt                                  (65,397)      (152)    (25,025)
          Other long-term liabilities                      (6,164)      (572)       (177)
                                                         --------     ------     -------
               Total cash paid, net of cash acquired     $220,919     18,973       6,926
                                                         --------     ------     -------
                                                         --------     ------     -------

     (c)  PRO FORMA INFORMATION (UNAUDITED)

          The following summary presents selected unaudited pro forma consolidated information for the Company assuming the marketing services and broadcasting acquisitions had occurred as of the beginning of 1996 and 1995, after giving effect to certain adjustments, including amortization of goodwill and other intangibles, increased interest expense on debt related to the acquisitions, and related income tax effects (thousands of dollars, except per share information):

                                                      Years ended December 31,
                                                      ------------------------
                                                          1996        1995
                                                        --------     -------
               Net revenues                             $639,061     572,276

               Net income                                 18,217      12,248

               Net earnings per common share            $    .50         .35

          The pro forma amounts assume that the financing requirements of the acquisitions were met by actual debt issuances, assuming that all such financings were completed as of the beginning of 1996 and 1995. The pro forma amounts are not necessarily indicative of what the results would actually have been if the transactions had been consummated earlier and are not intended to be an indication of operating results expected to be achieved in the future.

     (d)  SUBSEQUENT EVENTS

          On January 7, 1997, the Company completed the purchase of the assets of WHRR-FM serving Rochester, New York for $1.9 million. On January 24, 1997 the Company completed the purchase of the assets of KXTR-FM serving Kansas City, Missouri for $9.7 million.

          On January 21, 1997, the Company announced plans to trade its Knoxville, Tennessee stations, WMYU-FM and WWST-FM for KQRC-FM serving Kansas City in a like-kind exchange. On February 18, 1997, the Company announced plans to exchange WVAE-FM, its station in Cincinnati, for WGH-FM, WVCL-FM, and WGH-AM serving Norfolk, Virginia plus $5 million cash. The Company will operate the Norfolk stations under a Local Management Agreement ("LMA"). Both transactions are subject to approval by the FCC.

                  HERITAGE MEDIA CORPORATION AND SUBSIDIARIES

(3)  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses at December 31, 1996 and 1995 are summarized as follows (thousands of dollars):

                                                           1996         1995
                                                         --------      ------
          Accounts payable                               $ 35,968      17,329
          Payroll and employee benefits                    16,189       8,314
          Taxes payable                                    15,429       1,386
          Store commissions                                11,676       8,906
          Interest                                          7,426       2,423
          Accrued promotion costs                           3,064       3,757
          License fees                                        346         511
          Other                                            24,690       9,443
                                                         --------      ------
                                                         $114,788      52,069
                                                         --------      ------
                                                         --------      ------

(4)  LONG-TERM DEBT

     Long-term debt at December 31, 1996 and 1995 is summarized as follows (thousands of dollars):

                                                         1996        1995
                                                       --------     -------
          Senior notes(a)                              $122,845     150,000
          Credit agreements(b)                          257,500     113,400
          1992 Senior subordinated notes(c)              24,520      50,000
          1996 Senior subordinated notes(d)             175,000          --
          Canadian credit agreement(e)                   13,317      15,674
          Other(f)                                        6,987      10,791
                                                       --------     -------
                                                        600,169     339,865
          Less current installments                      69,775       5,026
                                                       --------     -------
                                                       $530,394     334,839
                                                       --------     -------
                                                       --------     -------

     (a) Heritage Media Services, Inc. ("HMSI") a wholly owned subsidiary, issued $150 million of 11% Senior Secured Notes (the "Senior Notes") due June 15, 2002. The Senior Notes are redeemable, in whole or in part, at HMSI's option at any time on or after June 15, 1997, at amounts decreasing from 105.5% to 100% of par on June 15, 1999. The Senior Notes rank on a parity with the obligations of HMSI under its credit agreement, are guaranteed by HMC and HMSI's domestic subsidiaries and are secured by a pledge of capital stock of HMSI and its domestic subsidiaries. During 1996, HMSI repurchased $27.2 million of the Senior Notes and recognized a $1.6 million extraordinary loss related to the extinguishment of debt.

     (b) HMSI maintains a credit agreement (the "1992 Credit Agreement") with a group of banks providing for a $76.4 million term loan and a reducing revolving credit facility of up to $75 million. Quarterly principal payments under the 1992 Credit Agreement commence on March 31, 1997 and continue until June 1999, when the balance is due. At
          December 31, 1996, $76.4 million of the term facility and $70.5 million of the revolving credit facility were outstanding and $4.5 million of additional borrowings were available under this credit facility. HMSI pays an annual commitment fee equal to 0.5% of the unadvanced portion of the 1992 Credit Agreement. Loans under the 1992 Credit Agreement bear interest at rates based on the agent bank's base rate, a Eurodollar rate or a CD rate plus a margin depending on HMSI's ratio of consolidated total debt to

                  HERITAGE MEDIA CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



          operating cash flow (as defined). At December 31, 1996, the interest rates were 6.5% - 8.5% under the Eurodollar and base rate options. The loans under the 1992 Credit Agreement are secured by the stock of substantially all subsidiaries of the Company.

          On February 21, 1996, the Company, through DIMAC, entered into a $175 million bank credit facility (the "DIMAC Credit Agreement") with a group of banks to refinance the long-term obligations acquired through the DIMAC merger and to assist in funding the balance of the transaction. The DIMAC Credit Agreement is comprised of a $50 million term loan which begins to amortize September 30, 1997, continuing until June 30, 2003 and a $125 million reducing revolving credit facility. The revolving credit commitment will reduce quarterly beginning March 31, 1998. Loans under the DIMAC Credit Agreement bear interest at rates based on the agent bank's base rate or a Eurodollar rate plus a margin depending on DIMAC's total leverage ratio (as defined). At December 31, 1996, $50 million of the term loan and $31.0 million of the revolver were outstanding, all at the Eurodollar rate less than 6.7% at December 31, 1996, and $53.3 million of additional borrowings were available under this credit facility. The remaining $40.7 million of the credit facility was unavailable due to certain financial covenants. As DIMAC's trailing twelve month operating cash flow (as defined) increases, the available portion of the credit facility will gradually increase, eventually resulting in the availability of the full $175 million. Loans under the DIMAC Credit Agreement are guaranteed by the Company and DIMAC's subsidiaries and are secured by a pledge of the capital stock of DIMAC and its subsidiaries.

          On May 31, 1996, the Company through HMSI, entered into a $50 million bank credit facility (the "1996 HMSI Credit Facility") to refinance a portion of its existing 11% Senior Secured Notes due June 15, 2002. The 1996 HMSI Credit Facility consists of a $50 million revolving credit facility which matures December 31, 1997. At December 31, 1996, $29.6 million of the facility was outstanding and $20.4 million of additional borrowings were available. Loans under the 1996 HMSI Credit Facility are guaranteed by the Company and HMSI's domestic subsidiaries and are secured by a pledge of the capital stock of HMSI and its domestic subsidiaries.

     (c) The Company issued $50 million of 11% Senior Subordinated Notes ("the 1992 Senior Subordinated Notes") due October 1, 2002. The 1992 Senior Subordinated Notes are redeemable, in whole or in part, at the Company's option at any time on or after October 1, 1997, at amounts decreasing from 105.5% to 100% of par at October 1, 1999. The 1992 Senior Subordinated Notes rank on a parity with the 8.75% Senior Subordinated Notes discussed below and are subordinated to all other indebtedness of the Company and its subsidiaries. During 1996, HMSI repurchased $25.5 million of the Company's 1992 Senior Subordinated Notes and recognized a $1.3 million extraordinary loss related to the extinguishment of debt.

     (d) On February 20, 1996 the Company issued $175 million of 8.75% Senior Subordinated Notes (the "1996 Senior Subordinated Notes") due February 15, 2006, to assist in funding the Company's merger with DIMAC. Interest on the 1996 Senior Subordinated Notes is payable semi-annually. The 1996 Senior Subordinated Notes rank on a parity with the 1992 Senior Subordinated Notes and are subordinated to all other indebtedness of the Company and its subsidiaries.

     (e) The Company's Canadian subsidiary maintains a credit agreement with one Canadian bank providing for a Cdn $27 million (US $19 million) term loan and a Cdn $2 million (US $1.4 million) revolving credit facility. At December 31, 1996, approximately Cdn $3.3 million of additional borrowings were available under this credit agreement. Repayments under the term loan are made quarterly, commencing September 30, 1996, and continue through December 1999. Borrowings under this credit agreement bear interest at the lender's prime rate plus the applicable margin. At December 31, 1996, the interest rate was 9%.

                  HERITAGE MEDIA CORPORATION AND SUBSIDIARIES

          Borrowings under this credit agreement are guaranteed by HMC and secured by the assets of Strategium Media, Inc.

     (f) Other debt bears interest at varying rates ranging from 6% to 11% at December 31, 1996 and consists primarily of notes payable due in varying amounts through 2004.

     The loan agreements described above require the Company and/or its subsidiaries to comply with various financial and other covenants, including the maintenance of certain operating and financial ratios, and they contain substantial limitations on, or prohibitions of, dividends, additional indebtedness, liens, capital expenditures, asset sales and certain other items.

     In August 1995, the Company entered into several two-year interest rate swap agreements with a combined notional principal amount of $50 million to more proportionately balance the mix of floating and fixed rate debt. Of the total $50 million, $40 million matures on June 15, 1997 and the remaining $10 million matures on August 1, 1997. Under these arrangements, the Company will receive an average rate of 6.13% during the term of these agreements and will pay the respective six month LIBOR rate at each of the three reset periods (every six months). The six month LIBOR rate on the day these agreements were executed was 5.90%. The impact of the swap agreements on interest expense for the years ended December 31, 1996 and 1995 was not material.

     The Company is currently highly leveraged, and it is expected to continue to have a high level of debt for the foreseeable future. As a result of its leverage and in order to repay existing indebtedness, the Company will be required to generate substantial operating cash flow. The ability of the Company to meet these requirements will depend on, among other things, prevailing economic conditions and financial, business and other factors, some of which are beyond the control of the Company. Further, being a holding company of operating companies through HMSI and DIMAC, the Company's ability to repay its indebtedness incurred at the parent company level will be limited by restrictions on the ability of HMSI under the 1992 Credit Agreement and Senior Note Indenture, and DIMAC under the DIMAC Credit Agreement, to declare and pay dividends to the Company. Under the 1992 Credit Agreement, which is the most restrictive of the loan agreements at December 31, 1996, the total amount of dividends that could be paid by HMSI to the Company was approximately $1,716,000. Under the DIMAC Credit Agreement, the total amount of dividends that could be paid by DIMAC to the Company was $10,000,000 at December 31, 1996. Such dividends are not permitted if, as a result of such payments, a default would occur under either of the agreements. As a result of the foregoing restrictions, consolidated net assets of HMSI totaling approximately $137,729,000 and consolidated net assets of DIMAC of $166,118,000, at December 31, 1996 are not available to the Company to pay dividends or repay debt.

     Aggregate annual maturities of long-term debt for each of the years in the five year period ending December 31, 2001 are $69,775,000; $92,664,000; $53,164,000; $10,261,000; and $10,258,000, respectively.

(5)  SETTLEMENT RIGHTS

     In connection with the Actmedia acquisition in 1989, the Company issued approximately 7,553,000 settlement rights. These rights originally entitled the holders to receive cash or common stock having a value equal to approximately 18% of the fair market value of the business, properties and assets of ACTMEDIA as a going concern at specified future dates. The settlement rights were initially recorded at their estimated fair value at the date of issuance which approximated $7,553,000. During the year ended December 31, 1994, all remaining

                  HERITAGE MEDIA CORPORATION AND SUBSIDIARIES outstanding settlement rights were retired by the Company for cash of $39,017,000, which resulted in the recognition of settlement rights accretion of $19,503,000, or $.56 per share.

(6)  STOCKHOLDERS' EQUITY

     At the Annual Meeting on May 16, 1996, the shareholders of the Company approved and authorized the following: a) a change of the state of incorporation of the Company from Iowa to Delaware, b) the elimination of the different classes of common stock, c) the authorization of 100,000,000 shares of common stock, $.01 par value, and d) the authorization of 10,000,000 shares of preferred stock, $.01 par value, 800,000 shares of which have been designated Series A Junior Participating Preferred Stock.

     In August 1994, the Company adopted a rights plan which provided for the distribution of one right for each outstanding share of the Company's common stock. The rights, which were distributed on August 29, 1994, entitle the holder to buy 1/100 of a share of Series A Junior Participating Preferred Stock ("Series A preferred stock") for $70 per share. Each share of Series A preferred stock entitles the holder to, among other things, 100 votes on all matters submitted to a vote of the Company's shareholders.
     The rights are exercisable only if a person or group, other than the Company and certain related entities, acquires 15% or more of the Company's common stock or announces a tender offer, the consummation of which would result in ownership by such person or group of 15% or more of the Company's common stock. No value was assigned to the rights for accounting purposes.

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

     On October 14, 1996, the Board of Directors authorized the purchase of up to 5,000,000 shares of the Company's common stock, from time to time, through open market and private purchase at prices then prevailing.

(7)  STOCK OPTIONS PLANS

     The Company has two stock option plans pursuant to which the Company's Board of Directors may grant stock options to key employees, officers and directors. Under the 1987 Plan, the Company may grant options for up to three million shares of common stock. Under the 1996 Plan, adopted by the Board of Directors in January 1996, the Company may grant options for up to three million shares of common stock. Under both plans, the exercise price of each option may not be less than market value at the date of grant without approval of the Board of Directors, and the options are exercisable beginning two years from date of grant and expire ten years from date of grant. At December 31, 1996, there were 2,269,546 and 1,484,262 options outstanding under the 1987 Plan and the 1996 Plan, respectively.

     The Company applies APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, in accounting for its plans and accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had compensation cost for the Company's two stock based compensation plans been determined consistent with FASB statement No. 123, ACCOUNTING FOR STOCK BASED COMPENSATION, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

                   HERITAGE MEDIA CORPORATION AND SUBSIDIARIES

                                                  Years ended December 31,
                                                  ------------------------
                                                       1996           1995
                                                       ----           ----

          Net income             As Reported       $  19,099         26,571
                                 Pro forma            17,150         26,496

          Earnings per share     As Reported          $  .52            .75
                                 Pro forma               .47            .75


     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in both 1996 and 1995: dividend yield of 0 percent; expected volatility of 58 percent; risk free interest rates ranging from 5% to 8.8% over a ten-year period; and an expected life of 5 years.

     A summary of the status of the Company's two stock option plans as of December 31, 1996, 1995 and 1994, and changes during the years ended on those dates is presented below:


                                       1996                         1995                         1994
                              ------------------------------------------------------------------------------------
                                              Weighted                      Weighted                      Weighted
                                              Average                       Average                       Average
                                              Exercise                      Exercise                      Exercise
     Options                    Shares          Price         Shares          Price         Shares         Price
     -------                    ------          -----         ------          -----         ------         ------
Outstanding at
  beginning of year            2,467,444      $  9.5243      1,974,826      $  7.7345      1,633,868      $  5.8675
Granted                        1,599,014         9.6418        708,000        13.3214        631,000        12.0910
Exercised                       (238,926)        6.2463       (179,248)        3.8873       (105,042)        3.7533
Forfeited                        (73,724)       13.9177        (36,134)       11.0096       (185,000)        9.2075
                              ----------                    ----------                    ----------
Outstanding at end
  of year                      3,753,808         9.6949      2,467,444         9.5243      1,974,826         7.7345
                              ----------                    ----------                    ----------
Options exercisable
  at year-end                  2,098,980                     1,155,108                       934,126
                              ----------                    ----------                    ----------
Weighted-average fair
  value of options granted
  during the year             $  12.9632                    $  13.3207                    $  11.9127

     The following table summarizes information about the stock options outstanding at December 31, 1996:

                       Options Outstanding            Options Exercisable
                       -------------------            -------------------
                          Weighted-Avg.

Range of                     Number         Remaining       Weighted-Avg.       Number      Weighted-Avg.
Exercise Prices            Outstanding   Contractual Life   Exercise Price    Exercisable   Exercise Price
---------------            -----------   ----------------   --------------    -----------   --------------

$ 3.7500 - $ 5.5550         1,033,586         5.68             $  4.5901       1,033,586      $  4.5901
$ 6.3750 - $10.5000         1,271,544         8.94                9.9501         486,394         9.0648
$11.6875 - $13.3125         1,252,000         8.49               12.7590         579,000        12.1194
$14.2500 - $19.3130           196,678         9.26               15.3616              --             --
                            ---------         ----             ---------       ---------      ---------
$3.75000 - $19.3130         3,753,808         7.91             $  9.6949       2,098,980      $  7.7040
                            ---------         ----             ---------       ---------      ---------
                            ---------         ----             ---------       ---------      ---------

(8)  EMPLOYEE BENEFIT PLANS

     The Company has various 401(K) plans (the "Plan") whereby participants may contribute portions of their annual compensation to the Plan and certain contributions may be made at the discretion of the Company based on criteria set forth in the Plan agreement. Participants are generally 100% vested in Company contributions after five years of employment with the Company. Company expenses under the Plan were not material in 1996, 1995 or 1994.

     Effective January 1, 1995, the Company established a nonqualified deferred contribution plan for full-time, highly compensated members of Company management whereby participants may defer up to 25% of their compensation (as defined) on a pre-tax basis. The Company may match participants' deferrals at its discretion and currently provides for a match of 100% of a participant's deferral up to 5% of eligible compensation. Amounts contributed to the plan earn interest at a rate determined by the Company annually (currently 6%). Participants are 100% vested in their contributions to the plan and the related earnings and vest in matching contributions of the Company and the related earnings if they are employed by the Company on the last day of each plan year. Company expenses under the plan, including matching contributions and interest, were not material in 1996 or 1995.

(9)  OTHER COSTS

     The Company had a Stock Appreciation Rights Plan (the "SAR Plan") under the terms of which certain ACTMEDIA employees could be granted a total of 250,000 stock appreciation units. Upon termination of the Plan in January 1995, unit holders received payments aggregating $6,522,000 which consisted of cash of $3,800,000 and 211,800 shares of the Company's common stock with a total value of $2,700,000. For the year ended December 31, 1994, compensation expense accrued under the SAR Plan was $4,922,000.

(10) INCOME TAXES

     Total income tax expense for the years ended December 31, 1996, 1995 and 1994 was allocated as follows (thousands of dollars):

                                                 1996         1995        1994
                                                 ----         ----        ----

     Income from continuing operations        $  24,432       9,133       2,742
     Extraordinary item                          (1,546)         --          --
     Utilization of tax benefits of acquired
       entities, credited to goodwill                --      (4,495)         --
     Tax benefit of compensation expense
       from stock options in excess of
       amounts recognized for financial
       reporting purposes, credited to
       additional paid-in-capital                  (958)       (348)         --
                                              ---------       -----       -----
                                              $  21,928       4,290       2,742
                                              ---------       -----       -----
                                              ---------       -----       -----

                   HERITAGE MEDIA CORPORATION AND SUBSIDIARIES

     Income tax expense attributable to income from continuing operations for the years ended December 31, 1996 and 1995 consists of (thousands of dollars):

                                     U.S.      State and
                                    Federal      Local       Foreign     Total
                                    -------    ---------     -------     ------
Year Ended December 31, 1996:
   Current                          $15,190       3,745         138      19,073
   Deferred                           4,384         975         ---       5,359
                                    -------       -----         ---      ------
                                    $19,574       4,720         138      24,432
                                    -------       -----         ---      ------
                                    -------       -----         ---      ------

                                     U.S.      State and
                                    Federal      Local       Foreign     Total
                                    -------    ---------     -------     ------
Year Ended December 31, 1995:
   Current                          $ 7,420       2,820          28      10,268
   Deferred                            (987)       (148)         --      (1,135)
                                    -------       -----         ---      ------
                                    $ 6,433       2,672          28       9,133
                                    -------       -----         ---      ------
                                    -------       -----         ---      ------

Income tax expense attributable to income from continuing operations for the year ended December 31, 1994 of $2,742,000 consisted primarily of current state income taxes.

Income tax expense for the years ended December 31, 1996, 1995 and 1994 differed from the amounts computed by applying the U.S. federal income tax rate of 35 percent to pretax income from continuing operations as a result of the following (thousands of dollars):

                                                               1996          1995        1994
                                                             ---------      ------     -------
     Computed "expected" tax expense                         $  16,241      12,496       8,764
     Increase (reduction) in income taxes resulting from:
          Utilization of net operating losses                      ---      (8,696)    (10,645)
          Amortization of goodwill                               5,258       3,618       3,966
          Other, net (primarily state income taxes)              2,933       1,715         657
                                                             ---------      ------     -------
          Income tax expense per financial statements        $  24,432       9,133       2,742
                                                             ---------      ------     -------
                                                             ---------      ------     -------































The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1996 and 1995 are presented below (thousands of dollars):

                                                                1996     1995
                                                               -------   -----

      Deferred tax assets:
          Capital loss carryforwards                           $   308   1,447
          Alternative minimum tax credit carryforwards           4,026   1,462
          Accounts receivable principally due to allowance       1,820   1,491
           for doubtful accounts
          Other                                                  8,692   1,297
                                                               -------   -----
               Total deferred tax assets                        14,846   5,697
                                                               -------   -----

      Deferred tax liabilities:
          Property and equipment, primarily due to differences
           in depreciation                                       7,342   4,512
      Other intangibles                                          9,530      --
      Other                                                      2,198      50
                                                               -------   -----
               Total deferred tax liabilities                   19,070   4,562
                                                               -------   -----
               Net deferred tax assets/(liabilities)           $(4,224)  1,135
                                                               -------   -----
                                                               -------   -----

                   HERITAGE MEDIA CORPORATION AND SUBSIDIARIES

     The valuation allowance related to deferred tax assets was reduced by $13,539,000 and $10,645,000 in the years ended December 31, 1995 and 1994, respectively.

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

     At December 31, 1996, the Company has pre-tax capital loss carryforwards for tax purposes of approximately $880,000 which are available to offset future capital gains through 1997. In addition, the Company has alternative minimum tax credit carryforwards of approximately $4,026,000 which are available to reduce future federal regular income taxes, if any, over an indefinite period.

(11) COMMITMENTS AND CONTINGENCIES

     (a)  LEASES AND CONTRACTS

          The Company and its subsidiaries lease certain property, transportation and other equipment under noncancellable operating leases expiring at various dates through 2010. The Company also has long-term contractual obligations with two major broadcast ratings firms that provide monthly ratings services, and guaranteed store contracts. Minimum commitments under all noncancellable leases and contracts for the years ending December 31, 1997 through 2001 were approximately $29,279,000, $25,974,000, $20,422,000, $5,287,000 and
          $3,544,000, respectively.

          The Company has certain contingent payment obligations related to acquisitions completed based on attainment of certain financial performance targets by the acquired entities. The total contingent consideration paid during 1996 was approximately $4,500,000. These contingent payment obligations extend for various periods through July 2000.

          Lease, rental and contractual expense for the years ended December 31, 1996, 1995 and 1994 amounted to approximately $16,194,000, $10,840,000 and $8,139,000, respectively.

          In addition, the Company and its subsidiaries have acquired property and other equipment through capital leases. Minimum payments of the capital leases for the years ending December 31, 1997 through 2001 and thereafter are approximately $4,077,000, $3,870,000, $2,755,000,
          $2,007,000, $1,824,000 and $29,708,000, respectively.  The minimum capital lease payments include $24,255,000 of interest and $19,986,000 representing the present value of minimum capital lease payments. The current portion of $2,040,000 is included in accrued expenses with the remaining balance included in other long-term liabilities.

          At December 31, 1996, the gross amount of property and equipment recorded under capital leases were building $14,250,000 and machinery/other equipment $5,730,000. Accumulated depreciation relating to these assets was $1,440,000 at December 31, 1996.

                  HERITAGE MEDIA CORPORATION AND SUBSIDIARIES

     (b)  BROADCAST PROGRAM RIGHTS

          The Company has entered into contracts for broadcast program rights that expire at various dates during the next four years. Contracts totaling approximately $467,000 relate to programs which are not currently available for use and, therefore, are not reflected as assets or liabilities in the accompanying consolidated balance sheet at December 31, 1996. The aggregate minimum payments under contracts for programs currently available (those included on the consolidated balance sheet at December 31, 1996) and programs not currently available (those not included on the consolidated balance sheet at December 31, 1996) are approximately $2,176,000, $1,256,000, $481,000 and $167,000 for the years ending December 31, 1997 through 2000, respectively.

          The Company entered into contracts for broadcast program rights of approximately $3,241,000, $2,200,000 and $2,129,000 during the years ended December 31, 1996, 1995 and 1994, respectively.

     (c)  LITIGATION

          The Company is a party to lawsuits which are generally incidental to its business. Management of the Company does not believe the resolution of such matters will have a significant effect on its liquidity, financial position or results of operations.

(12) FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following table presents the carrying amounts and estimated fair values (thousands of dollars) of the Company's financial instruments for which the estimated fair value of the instrument differs significantly from its carrying amounts at December 31, 1996 and 1995. The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties (thousands of dollars):


                                                       1996                       1995
                                              ----------------------     -------------------
                                              CARRYING         FAIR      CARRYING      FAIR
                                               AMOUNT          VALUE      AMOUNT       VALUE
                                              ---------        -----     --------      -----
       Interest rate swaps                    $      --          25          --         349
       Long-term debt:
         Senior Notes                          (122,845)   (131,444)   (150,000)   (162,750)
         1992 Senior Subordinated Notes         (24,520)    (26,359)    (50,000)    (53,500)
         1996 Senior Subordinated Notes        (175,000)   (165,375)         --          --

     The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

     Cash, accounts receivable and accounts payable: The carrying amount of these assets and liabilities approximates fair value because of the short maturity of these instruments.

     Interest rate swaps: The fair value of the interest rate swaps is estimated by obtaining quotations from brokers. The fair value is an estimate of the amounts that the Company would receive (pay) at the reporting date if the contracts were transferred to other parties or canceled by the broker. Receivables (payables) under interest rate swaps were not material at December 31, 1996 and 1995.

                  HERITAGE MEDIA CORPORATION AND SUBSIDIARIES

     Long-term debt: The fair values of the Company's Senior Notes, 1992 Senior Subordinated Notes, and 1996 Senior Subordinated Notes are based on market quotes obtained from dealers. As amounts outstanding under the Company's credit agreements bear interest at current market rates, their carrying amounts approximate fair value.

(13) SEGMENT INFORMATION

     Information relating to the Company's business segments as of and for the years ended December 31, 1996, 1995 and 1994 is as follows (thousands of dollars):

                                          1996       1995 (c)       1994 (c)
                                        --------     --------       --------
     Net revenues:
       Marketing Services               $521,236      346,392        230,111
       Broadcasting                       99,594       89,384         87,517
                                        --------     --------       --------
         Total                          $620,830      435,776        317,628
                                        --------     --------       --------
                                        --------     --------       --------
     Operating income (loss):
       Marketing Services               $ 70,104       50,530         37,163 (a)
       Broadcasting                       29,660       26,384 (b)     24,418
       Corporate                          (4,895)      (3,901)        (3,743)
                                        --------     --------       --------
         Total                          $ 94,869       73,013         57,838
                                        --------     --------       --------
                                        --------     --------       --------
     Selling, general and
      administrative expenses:
       Marketing Services               $ 98,795       57,973         44,422
       Broadcasting                       30,604       26,707         28,522
       Corporate                           4,708        3,793          3,656
                                        --------     --------       --------
         Total                          $134,107       88,473         76,600
                                        --------     --------       --------
                                        --------     --------       --------
     Depreciation, amortization and
      writedown of program rights:
       Marketing Services               $ 31,050       17,700         15,428
       Broadcasting                       14,012       13,596 (b)     11,783
       Corporate                             187          107             87
                                        --------     --------       --------
         Total                          $ 45,249       31,403         27,298
                                        --------     --------       --------
                                        --------     --------       --------
     Identifiable assets:
       Marketing Services               $660,132      310,637        289,559
       Broadcasting                      223,486      223,332        215,566
       Corporate                          18,118       17,042          9,022
                                        --------     --------       --------
         Total                          $901,736      551,011        514,147
                                        --------     --------       --------
                                        --------     --------       --------

     Capital expenditures:
       Marketing Services               $ 23,167       10,746          9,538
       Broadcasting                        7,574        3,722          3,636
       Corporate                             561          620             97
                                        --------     --------       --------
         Total                          $ 31,302       15,088         13,271
                                        --------     --------       --------
                                        --------     --------       --------

     (a) Includes nonrecurring expenses of $4,922,000 in 1994 relating to stock appreciation rights.

     (b)  Includes writedowns of program rights of $781,000 in 1995.

     (c) Segment information for 1995 and 1994 has been restated to combine the prior year's television and radio segments as the broadcasting segment.

                  HERITAGE MEDIA CORPORATION AND SUBSIDIARIES

(14) QUARTERLY FINANCIAL DATA (UNAUDITED)

                                    FIRST     SECOND     THIRD    FOURTH
                                   QUARTER    QUARTER   QUARTER   QUARTER    TOTAL
                                   --------   -------   -------   -------   -------
                                   (thousands of dollars, except per share amounts)
     1996:
          Net revenues             $119,031   144,842   155,141   201,816   620,830
          Gross profit               50,753    67,722    69,619    86,131   274,225
          Operating income           15,341    24,065    25,286    30,177    94,869
          Net income                  1,743     3,706     5,723     7,927    19,099
          Net income per share          .05       .10       .16       .22       .52
     1995:
          Net revenues             $ 83,263   107,094   108,708   136,711   435,776
          Gross profit               37,468    45,851    47,642    61,928   192,889
          Operating income           10,862    17,297    19,314    25,540    73,013
          Net income                  1,492     5,735     8,377    10,967    26,571
          Net income per share          .04       .16       .24       .31       .75


     Gross profit represents net revenues less cost of services.

     Operating income is defined as net revenue less cost of services; selling, general and administrative expenses; depreciation and amortization; and other charges.

     ACTMEDIA reports its operations on a 13-cycle basis whereby the results of operations of three, four-week periods are reported in each of the first three quarters of the fiscal year and four, four-week periods are reported in the fourth quarter of the fiscal year.

     The total of net income per share for the four quarters within a given year will not necessarily equal net income per share for the year due to the different periods used to calculate weighted average shares outstanding.

                           HERITAGE MEDIA CORPORATION

                       FINANCIAL INFORMATION OF REGISTRANT
                            CONDENSED BALANCE SHEETS
                     YEARS ENDED DECEMBER 31, 1996 AND 1995
                             (DOLLARS IN THOUSANDS)

                         ASSETS                             1996         1995
                         ------                           --------      -------
Current assets                                            $  6,077        6,277
Property and equipment, net of accumulated depreciation      2,110        2,154
Investment in and advances to subsidiaries, at equity      379,900      177,628
Other assets, net                                            2,018        4,183
                                                          --------      -------
                                                          $390,105      190,242
                                                          --------      -------
                                                          --------      -------

     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities                                       $ 61,367        7,964
Deferred income taxes                                        2,720        4,016
Long-term debt, excluding current portion                  190,131       57,862
                                                          --------      -------
               Total liabilities                           254,218       69,842

Stockholders' equity:
     Preferred stock                                            --           --
     Common stock                                              357          355
     Additional paid-in capital                            225,685      223,230
     Accumulated deficit                                   (82,544)    (101,643)
     Accumulated foreign currency translation
       adjustments                                            (748)      (1,088)
     Treasury stock at cost                                 (6,863)        (454)
                                                          --------      -------
               Total stockholders' equity                  135,887      120,400
                                                          --------      -------
                                                          $390,105      190,242
                                                          --------      -------
                                                          --------      -------

     See accompanying notes to condensed financial information.

                           HERITAGE MEDIA CORPORATION

                       FINANCIAL INFORMATION OF REGISTRANT
                       CONDENSED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                             (DOLLARS IN THOUSANDS)

                                                            1996      1995     1994
                                                          --------   ------   ------
Net revenues                                              $     --       --       --
                                                          --------   ------   ------
Expenses:
     Cost of services                                           --       --       --
     Selling, general and administrative                        --       --       --
     Depreciation and amortization                              81       26       --
                                                          --------   ------   ------
                                                                81       26       --
                                                          --------   ------   ------
       Operating (loss)                                        (81)     (26)      --
                                                          --------   ------   ------
Other expense:
     Interest                                              (20,363)  (6,351)  (6,056)
     Other, net                                                 --    1,606     (563)
                                                          --------   ------   ------
                                                           (20,363)  (4,745)  (6,619)
                                                          --------   ------   ------
     Loss before equity in income of subsidiaries,
       income taxes and extraordinary item                 (20,444)  (4,771)  (6,619)

     Equity in income of subsidiaries before
       extraordinary item                                   62,069   37,657   28,918
                                                          --------   ------   ------
     Income before income taxes and extraordinary item      41,625   32,886   22,299

Income taxes                                                19,654    6,315       --
                                                          --------   ------   ------
     Income before extraordinary item                       21,971   26,571   22,299

Extraordinary item - equity in extraordinary item of
     subsidiary and loss on extinguishment of debt           2,872       --       --
                                                          --------   ------   ------
               Net income                                 $ 19,099   26,571   22,299
                                                          --------   ------   ------
                                                          --------   ------   ------

See accompanying notes to condensed financial information.

                         HERITAGE MEDIA CORPORATION

                    FINANCIAL INFORMATION OF REGISTRANT
                    CONDENSED STATEMENTS OF CASH FLOWS
                YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                           (DOLLARS IN THOUSANDS)

                                                            1996         1995        1994
                                                         ---------      -------     -------
Cash flows from operating activities:
   Net income                                            $  19,099       26,571      22,299
   Adjustments to reconcile net income to net
     cash used by operating activities:
        Equity in income of subsidiaries                   (62,069)     (37,657)    (28,918)
        Depreciation and amortization                           81           26          --
        Loss on extinguishment of debt                       2,872           --          --
        Change in assets and liabilities,
          net of acquisitions                               16,584        5,383      (1,708)
                                                         ---------      -------     -------
            Net cash used by operating activities          (23,433)      (5,677)     (8,327)
                                                         ---------      -------     -------
Cash flows from investing activities:
   Investment in and advances to subsidiaries              (59,158)     (15,933)      1,831
   Acquisitions, net of cash acquired                     (182,078)          --      (2,457)
   Dividends from subsidiaries                             132,549       27,693      47,922
   Purchase of investments                                      --       (7,891)         --
   Sale of investments                                          --        5,309          --
                                                         ---------      -------     -------
            Net cash provided by (used) in investing
              activities                                  (108,687)       9,178      47,296
                                                         ---------      -------     -------
Cash flows from financing activities:
   Long term borrowings                                    175,000           --          --
   Retirements of long-term debt                           (33,671)        (377)       (245)
   Issuance of common stock                                  1,499          676         441
   Purchase of treasury stock                               (6,409)          --          --
   Dividends on preferred stock                                 --           --        (148)
   Retirement of settlement and stock appreciation
     rights                                                     --       (3,800)    (39,017)
   Payment of debt issuance costs                           (4,299)          --          --
                                                         ---------      -------     -------
            Net cash provided by (used in) financing
              activities                                   132,120       (3,501)    (38,969)
                                                         ---------      -------     -------
Net change during year                                          --           --          --
Cash at beginning of year                                       --           --          --
                                                         ---------      -------     -------
Cash at end of year                                      $      --           --          --
                                                         ---------      -------     -------
                                                         ---------      -------     -------
Cash paid for interest                                   $  14,058        6,287       5,725
                                                         ---------      -------     -------
                                                         ---------      -------     -------
Cash paid for income taxes                               $   9,951        3,352       4,575
                                                         ---------      -------     -------
                                                         ---------      -------     -------

See accompanying notes to condensed financial information

                           HERITAGE MEDIA CORPORATION

                    NOTES TO CONDENSED FINANCIAL INFORMATION
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994




(1)  GENERAL

     The accompanying condensed financial information of Heritage Media Corporation ("Registrant" or the "Company") should be read in conjunction with the consolidated financial statements of the Registrant included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

     Heritage Media Corporation is primarily a holding company.

(2)  ACQUISITION AND DISPOSITION

     In February, 1996 the Company completed its acquisition of DIMAC Marketing Corporation ("DIMAC"), one of the leading full service, vertically integrated direct marketing services companies in the United States. The Company acquired DIMAC for cash in a transaction valued at approximately $260 million. Under the terms of the merger agreement, each of the approximately 6.5 million shares of DIMAC common stock were exchanged for merger consideration of $28 per share. The merger was accounted for by the Company as a purchase. The Company included the financial results of DIMAC beginning February 1, 1996.

     This acquisition was recognized in the condensed financial statements as follows (thousands of dollars):

               Working capital deficit            $(14,941)
               Goodwill and other intangibles      247,217
               Other non current assets             18,535
               Long-term debt                      (65,397)
               Other long term liabilities          (3,336)
                                                  --------
                    Total cash paid               $182,078
                                                  --------
                                                  --------

     On March 31, 1996, HMC contributed the stock of KIHT-FM to Heritage Media Services, Inc. for $7.2 million. Accordingly, financial statements for periods prior to the contribution are restated to provide comparative information.

(3)  OTHER

     See note 6 to consolidated financial statements for a description of the common stock of the Company.

                                                                   SCHEDULE II


                   HERITAGE MEDIA CORPORATION AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                             (DOLLARS IN THOUSANDS)

                                                      ADDITIONS
                                                       CHARGED       ADDITIONS
                                         BALANCE      (CREDITED)      CHARGED
                                           AT          TO COSTS      (CREDITED)                    BALANCE
                                        BEGINNING        AND          TO OTHER                     AT END
DESCRIPTION                             OF PERIOD      EXPENSES       ACCOUNTS      WRITE-OFFS    OF PERIOD
-----------                             ---------     ----------     ----------     ----------    ---------
Allowance for doubtful accounts:
   Year ended December 31, 1996          $ 4,033         2,468             --         1,201          5,300
                                         -------        ------         ------         -----         ------
                                         -------        ------         ------         -----         ------
   Year ended December 31, 1995          $ 3,079         2,183             --         1,229          4,033
                                         -------        ------         ------         -----         ------
                                         -------        ------         ------         -----         ------
   Year ended December 31, 1994          $ 2,778         2,186             --         1,885          3,079
                                         -------        ------         ------         -----         ------
                                         -------        ------         ------         -----         ------
Deferred tax asset valuation
 allowance:
   Year ended December 31, 1996          $    --            --             --           ---            ---
                                         -------        ------         ------         -----         ------
                                         -------        ------         ------         -----         ------
   Year ended December 31, 1995          $13,539        (8,696)        (4,843)          ---            ---
                                         -------        ------         ------         -----         ------
                                         -------        ------         ------         -----         ------
   Year ended December 31, 1994          $17,936            --         (4,397)          ---         13,539
                                         -------        ------         ------         -----         ------
                                         -------        ------         ------         -----         ------

                           HERITAGE MEDIA CORPORATION

                                INDEX TO EXHIBITS

 EXHIBIT
 NUMBER
 -------

   2(a)   -    Agreement and Plan of Merger, dated October 23, 1995, by and among the registrant, Arch Acquisition Corp. and DIMAC
               Corporation (1)
   3(a)   -    Articles of Incorporation (2)
   3(b)   -    Bylaws (3)
   4(a)        Indenture, dated as of June 15, 1992 of Heritage Media Services,
               Inc. ("HMSI") to Bankers Trust Company, as trustee (4)
   4(b)   -    Form of Pledge Agreement among the registrant, certain
               subsidiaries of the registrant, Bankers Trust Company and
               Citibank N.A. (4)
   4(c)   -    Indenture dated as of October 1, 1992 of the registrant to Bank of Montreal Trust Company, as trustee (5)
   4(d)        Indenture, dated as of February 15, 1996, of the registrant to
               The Bank of New York, as trustee (6)
   4(e)   -    Registrant's Series A Junior Participating Preferred Plan (7)
   4(f)   -    First Supplemental Indenture, dated as of February 15, 1996, of the registrant to The Bank of New York, as trustee (12)
  10(a)   -    Form of Credit Agreement among DIMAC Corporation, Citibank, N.A., as Administrative Agent, and NationsBank of Texas, N.A., as
               Documentation Agent (12)
  10(b)   -    Form of Credit Agreement among HMSI, the banks named therein,
               Citibank, N.A., as agent and NationsBank of Texas, N.A., as co-
               agent (4)
  10(c)   -    Registrant's Amended and Restated Stock Option Plan (9)
  10(d)   -    Registrant's Employee Stock Ownership Plan, as amended (10)
  21      -    Subsidiaries of the registrant (8)
  23(a)   -    Consent of KPMG Peat Marwick LLP (8)
  27      -    Financial Data Schedules (8)
  99      -    Proxy statement for annual meeting to be held on May 15, 1997
               (11)

-------------------
  (1) Filed as an Exhibit to the registrant's Registration Statement No. 33-64473 on Form S-4 and incorporated herein by reference.
  (2) Filed as an Exhibit to the registrant's Form 10-K for the year ended December 31, 1989 and incorporated herein by reference.
  (3) Filed as an Exhibit to the registrant's Form 10-K for the year ended December 31, 1990 and incorporated herein by reference.
  (4) Filed as an Exhibit to the registrant's Registration Statement No. 33-47953 on Form S-2 and incorporated herein by reference.
  (5) Filed as an Exhibit to the registrant's Registration Statement No. 33-52062 on Form S-2 and incorporated herein by reference.
  (6) Filed as an Exhibit to the registrant's Registration Statement No. 33-63963 on Form S-3 and incorporated herein by reference.
  (7) Filed as an Exhibit to the registrant's Form 8-K filed August 29, 1994 and incorporated herein by reference.

  (8)          Filed herewith.
  (9) Filed as an Exhibit to the registrant's Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.
  (10) Filed as an Exhibit to the registrant's Registration Statement No. 333-15511 on Form S-8 and incorporated herein by reference.
  (11)         To be filed on or before April 30, 1997.
  (12) Filed as an exhibit to the registrant's Form 10-K for the year ended December 31, 1995.