Form 10-K/A
period 1996-12-31
HERITAGE MEDIA CORP
filed 1997-04-07
CIK 821020

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                     FORM 10-K/A


    X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   ----   EXCHANGE ACT FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996; OR
   ---- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO _________.

                           COMMISSION FILE NUMBER:  1-10015

                           -------------------------------

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

    Indicate by check mark whether the Registrant (1) has filed all reports required to filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if the disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K..........................[   ]

    The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 3, 1997 is $369,497,300.

    The number of shares outstanding of each of the issuer's classes of common stock, as of March 3, 1997:


              CLASS                                   SHARES OUTSTANDING
              -----                                   ------------------
    Common Stock, $.01 Par Value                           34,772,342

List hereunder the following documents incorporated by reference:




         DOCUMENT                                     PART OF FORM 10-K
         --------                                     -----------------

           None                                            None

                                        PART I
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


ITEM 1.  BUSINESS.

         Item 1 of the registrant Form 10-K previously filed on March 14, 1997 is hereby amended to add the following section:

1.(d)    SUBSEQUENT EVENTS.

         On March 17, 1997, the Company announced that it had entered into an agreement with The News Corporation Limited ("News Corp.") pursuant to which News Corp. will acquire the Company in a non-taxable merger transaction. The transaction is subject, among other things, to approval by the Company's stockholders and regulatory agencies. News Corp. will pay the equivalent of US $20.50 for each of the 38.6 million shares, on a fully diluted basis, of the Company (total value US $754 million) through the issuance of News Corp.'s preferred limited voting ordinary ADRs. In addition, the Company's outstanding indebtedness will be assumed (in the amount of approximately US $600 million as of December 31, 1996).

         In contemplation of the proposed merger with News Corp., the Company amended its Rights Agreement on March 17, 1997. The amendment provides that each of News Corp. and its subsidiary that will merge with the Company in the proposed transaction will not be deemed an "acquiring person" under the Rights Agreement. In addition, the Rights Agreement and the rights established thereby will terminate in all respects upon the consummation of the proposed merger with News Corp.



                                       PART III

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


Items 10 through 13 of the registrant's Form 10-K previously filed on March 14, 1997 are hereby amended to read in their entirety as follows:

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

GENERAL

    A brief description of each director and executive officer of the Company is provided below. Directors hold office until the next annual meeting of the stockholders or until their successors are elected and qualified. All officers serve at the discretion of the Board of Directors.

    James M. Hoak, 53, has served as Chairman of the Board of the Company since August 1987. Mr. Hoak has also served as Chairman of Hoak Capital Corporation (a private investment company) since

September 1991, and as Chairman of HBW Holdings, Inc. (an investment banking and broker-deal company) since 1995. Mr. Hoak served as Chairman and Chief Executive Officer of Crown Media, Inc. (a cable television company) from 1991 to 1995. Mr. Hoak is a director of Midwest Resources, Inc., Pier 1 Imports, Inc., Dynamex, Inc. and Texas Industries, Inc.

    David N. Walthall, 51, has served as President, Chief Executive Officer and a director of the Company since August 1987.

    Paul W. Fiddick, 47, has served as Executive Vice President and President, Radio Group of the Company since August 1987.

    Wayne W. LoCurto, 53, has served as an Executive Vice President of the Company and as President, Actmedia since November 1989.

    Michael T. McSweeney, 60, has served as an Executive Vice President of the Company since February 1996 upon the acquisition by the Company of DIMAC Corporation ("DIMAC"). Mr. McSweeney has been the Chief Executive Officer of DIMAC since 1988 and was the Chairman of the Board of DIMAC from August 1995 to February 1996. Mr. McSweeney has held various positions with DIMAC since 1988.

    James J. Robinette, 63, has served as Executive Vice President and President, Television Group of the Company since August 1987.

    Wayne Kern, 64, has served as Senior Vice President and Secretary of the Company since 1987. From July 1991 to March 1995, Mr. Kern also served as Executive Vice President of Crown Media, Inc. From 1985 to 1991, Mr. Kern served as the Executive or Senior Vice President, General Counsel and Secretary of Heritage Communications, Inc. ("HCI"), a diversified communications company.

    James P. Lehr, 49, has served as Senior Vice President--Chief Accounting and Administrative Officer since December 1995. From December 1987 to December 1995, Mr. Lehr served as Vice President - Administration, Controller and Assistant Secretary of the Company.

    Douglas N. Woodrum, 39, has served as Executive Vice President-Chief Financial Officer since December 1995. From January 1995 to December 1995, Mr. Woodrum served as Vice President, Finance. From August 1987 to January 1995, Mr. Woodrum served as Vice President, Development and Treasurer of the Company.

    H. Berry Cash, 58, has been a partner of InterWest Partners, a venture capital firm, since 1986. Mr. Cash also serves as Chairman of the Board of Cyrix Corporation and serves on the board of directors of ProNet, Inc., Aurora Electronics, Inc., BenchMarq Microelectronics, AMX Corporation and i2 Technologies, Inc. Mr. Cash has been a director of the Company since January 1996.

    James S. Cownie, 52, has been the Chairman of the corporate partner of New Heritage Associates (a cable television firm unaffiliated with the Company) since March 1991. Mr. Cownie was first elected as a director of the Company in July 1989.

    Joseph M. Grant, 58, has served as the Senior Vice President and Chief Financial Officer of Electronic Data Systems, Inc. (an information technology company) since December 1990. Mr. Grant has been a director of the Company since June 1992.

    Clark A. Johnson, 66, has served as the Chairman and Chief Executive
Officer of Pier 1 Imports, Inc. (a specialty retailer of home furnishings) since 1988. Mr. Johnson has been a director of the Company since March 1990. He also serves as a director of Actava, Inc., Albertson's, Inc., AnaComp, Inc. and Intertan, Inc.

    Alan R. Kahn, 57, is a business consultant and private investor and was President of Sun Country Industries, Inc. (a beverage distributor) from 1984 to 1988. Mr. Kahn has been a director of the Company since August 1987.

CERTAIN RETENTION AGREEMENTS

    In October 1995, the Company entered into a merger agreement to acquire DIMAC. Simultaneously with the execution and delivery of the merger agreement, Heritage, DIMAC and certain of the key executive officers of DIMAC, including Mr. McSweeney, entered into three-year Retention and Non-Competition Agreement. Pursuant to Mr. McSweeney's Retention and Non-Competition Agreement (the "McSweeney Retention Agreement") and in consideration of his willingness to continue his employment with DIMAC through December 31, 1998, DIMAC and Heritage agreed that the merger in which DIMAC became a wholly owned subsidiary of Heritage would not result in any diminution or adverse change in (i) Mr. McSweeney's duties and responsibilities to DIMAC, (ii) his organizational position or reporting relationships, or (iii) his base salary, bonus or employee benefits. The McSweeney Retention Agreement provides that, as of July 1, 1997, Mr. McSweeney will be required to devote only a portion of his business time to DIMAC and will relinquish his title and responsibilities as chief executive officer at such time. In further consideration of the benefits received under the McSweeney Retention Agreement, Mr. McSweeney agreed that, without the prior written approval of the DIMAC Board of Directors, he will not directly or indirectly, in any capacity participate in, engage in, own or invest in any business which is engaged in providing direct marketing services in the United States for a period ending two years after the termination of the McSweeney Retention Agreement.

    In March 1997, simultaneously with the execution of the merger agreement by the Company, News Corp. and a subsidiary of News Corp., the Company and certain of its executive officers, key employees and corporate staff employees entered into Retention Agreements. The Retention Agreements entered into by the Company and each of Messrs. Walthall, Fiddick, LoCurto, Robinette, Kern, Lehr and Woodrum (collectively, the "Executives") provide that the proposed merger of the Company with and into a subsidiary of News Corp. will not result in (i) any material diminution of the scope of such Executive's duties and responsibilities for the Company or (ii) a reduction in such Executive's base salary, target bonus, bonus plan parameters and employee benefits. If the Company terminates the Executive's Retention Agreement for any reason other than cause (as defined in such Retention Agreements), the Executive will receive 24 months base salary as severance pay if such termination is prior to the first anniversary date of the merger with News Corp. or, if such termination is after the first anniversary of the merger with News Corp., 12 months base salary as severance pay.

COMPENSATION OF DIRECTORS

    Each director who is not an officer or employee of the Company receives, in addition to the basic annual fee of $20,000, $1,000 per Board meeting (or committee meeting not in conjunction with a Board meeting) held in person or $200 if the meeting is held by telephone. The chairman of each of the audit and compensation committees receives an additional $3,000 annually. Any non-employee director may elect to defer such fees for later payment with an interest equivalent or invest such fees in shares of the Company's Common Stock. When first elected, directors who are not officers or employees of the Company are granted options (vesting in full after two years of service and expiring ten years after the date of grant) to acquire 4,000 shares of Common Stock at the fair market value of such stock on the date of grant. Thereafter, options to purchase an additional 4,000 shares of Common Stock are granted annually.

SECTION 16(A) BENEFICIAL OWNERSHIP COMPLIANCE

    Under the securities laws of the United States, the Company's directors and executive officers and persons who own more than 10% of the Company's Common Stock are required to report their initial ownership of the Company's Common Stock and any subsequent changes in that ownership to the Securities and Exchange Commission. Specific due dates have been established for these reports, and the Company is required to disclose in this proxy statement any failure to file by these dates. All of these filing requirements were satisfied during 1996.

ITEM 11. EXECUTIVE COMPENSATION.

SUMMARY OF EXECUTIVE COMPENSATION

    The following table sets forth information concerning cash compensation paid or accrued by the Company during the three years ended December 31, 1996 to or for the Company's chief executive officer and the four other highest compensated executive officers of the Company.

NAME AND                                                  SECURITIES         LTIP        ALL OTHER
PRINCIPAL                                                 UNDERLYING       PAYOUTS     COMPENSATION
POSITION            YEAR         SALARY       BONUS(1)   OPTIONS/SARS         (2)           (3)
--------            ----         ------       --------   ------------     ----------   ------------
Mr. Walthall        1996       $450,000       $331,004         96,000                        $3,000
CEO and Pres.       1995        385,000        211,970        100,000                         3,000
                    1994        337,000        269,600        100,000                         4,500

Mr. LoCurto         1996        360,000        324,000         64,000                         3,000
Exec. V.P.          1995        300,000        110,952         60,000                         3,000
                    1994        275,000        165,000         60,000     $3,371,500          4,500

Mr. Robinette       1996        248,325        115,275         10,000                         3,000
Exec. V.P.          1995        231,000        129,845            ---                         3,000
                    1994        210,000        147,000            ---                         4,500

Mr. McSweeney (4)   1996        275,000        137,500             --                            --
Exec. V.P.

Mr. Hoak            1996        240,000        144,438         48,000                         3,000
Chairman            1995        240,000         82,585         70,000                         3,000
                    1994        240,000        120,000         70,000                         4,500


________________
(1) Bonus for 1996 paid in 1997.
(2) In 1991, Mr. LoCurto was granted 10,000 units under the Actmedia Stock Appreciation Rights Plan of 1990. Pursuant to this plan, certain executive officers of the Company's Actmedia, Inc. subsidiary received grants of phantom equity units reflecting the fair market value of the common share equity of Actmedia. Persons who received grants of such units received in 1995 cash or shares of the Company's Common stock in an amount equal to the difference between the value per unit on December 31, 1994 and the base value on the date of grant with respect to all vested units.
(3) Amounts reflected represent the Company's contribution to its defined contribution plan on behalf of the named executive officers.
(4) Mr. McSweeney was not an executive officer of the Company prior to acquisition by the Company of DIMAC in February 1996.


STOCK OPTIONS

    The following table sets forth certain information with respect to the options granted during the year ended December 31, 1996 to the executive officers named in the above compensation table:

                                                                             Potential Realizable
                                                                               Value at Assumed
                                                                             Annual Rates of Stock
                                                                            Price Appreciation for
                          Individual Grants                                       Option Term (1)
-----------------------------------------------------------------------           ---------------

                             Percent of
                               Total
                              Options
                            Granted to        Exercise
                 Options     Employees        or Base
                 Granted     in Fiscal         Price       Expiration
Name                (#)         Year           ($/Sh)         Date            5%($)         10%($)
----             -------        ----           ------         ----            -----         ------
Mr. Walthall      96,000         6.0%          $10.500       12-23-06       $751,206     $1,793,242
Mr. LoCurto       64,000         4.0            10.500       12-23-06        500,804      1,195,495
Mr. Robinette     10,000         0.6            10.500       12-23-06         78,251        186,796
Mr. McSweeney       0.00         n/c            n/a            n/a             n/a              n/a
Mr. Hoak          48,000         3.0            10.500       12-23-06        375,603        896,621

__________________
                                          5

(1) The assumed annual appreciation rates are disclosed pursuant to the rules of the Securities and Exchange Commission and are not intended to forecast future appreciation of the Company's Common Stock.


    The following table sets forth certain information with respect to the options exercised by the executive officers named in the above compensation table during the year ended December 31, 1996 or held by such persons at December 31, 1996:


                                                                       Value of Unexercised
                                         Number of Unexercised         In-the-Money Options
                 Shares                       Options at                       at
                Acquired                  December 31, 1996            December 31, 1996 (1)
                     on      Value
Name            Exercise  Realized    Exercisable  Unexercisable    Exercisable   Unexercisable
----            --------   -------    -----------  -------------    -----------   -------------
Mr. Walthall       0         N/A       367,122           196,000     $1,400,390         $72,000
Mr. LoCurto        0         N/A       183,646           124,000        684,065          48,000
Mr. Robinette      0         N/A             0            10,000              0           7,500
Mr. McSweeney      0         N/A       279,100(2)              0      1,464,555          36,000
Mr. Hoak           0         N/A       225,840           118,000      1,077,025          36,000

__________________
(1) Based upon the closing price of the Common Stock of the Company on December 31, 1996, which price was $11.25 per share.
(2) The options indicated were granted by DIMAC to Mr. McSweeney and, as a result of the merger of DIMAC with a subsidiary of the Company, the options were assumed by Heritage.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The following table sets forth certain information as to the beneficial ownership of the Company's Common Stock as of March 10, 1997 by (i) each person who is known to beneficially own more than 5% of each such class, (ii) each director of the Company, (iii) certain named executive officers and (iv) all officers and directors as a group. Unless otherwise indicated, each of the persons named below has sole voting and investment power with respect to the shares of Common Stock beneficially owned by such person. The Company has no other classes of stock outstanding other than the Common Stock.

                                              No. of Shares
    Name and Address (1)                             (2)                Percent

    James M. Hoak (3)                             2,248,152               6.5%
      13355 Noel Road, Suite 1500
      Dallas, Texas  75240

    James S. Cownie(4)                              336,146               *

    David N. Walthall                               645,672               1.8

    Joseph M. Grant                                  20,000                *

    Clark A. Johnson                                 13,500                *

    Alan R. Kahn                                     34,914                *

    Wayne W. LoCurto (5)                            278,706                *

    Michael T. McSweeney (6)                        294,118               1.0

    James J. Robinette                                  ---               ---

    H. Berry Cash                                       ---               ---

    J. W. Seligman & Co. Incorporated
      100 Park Avenue (7)
      New York, NY 10017                          2,950,875               8.5

    Massachusetts Financial Services              2,096,875               6.0
      Company(8)
        500 Boylston St.
        Boston, MA  02116

    Janus Capital Corporation(9)                  2,287,050               6.6
        100 Fillmore St.
        Suite 300
        Denver, CO  80206

    All officers and directors                    4,425,044              12.0
      as a group (14 persons)
______________________________
    *  Less than 1%

(1) Includes shares issuable upon exercise of stock options which are vested or will be vested prior to May 10, 1997.
(2) Excludes shares allocated to participants' accounts under the Company's Retirement Savings Plan.
(3) Includes 70,732 shares of Common Stock held by Mr. Hoak's wife and children and shares held by the James M. Hoak, Jr. and Nancy J. Hoak Foundation.
    Mr. Hoak disclaims beneficial ownership of such shares.
(4) Includes 64,010 shares of Common Stock held by Mr. Cownie's family and charitable trust. Mr. Cownie disclaims beneficial ownership of such shares.
(5) Includes 100 shares of Common Stock held by Mr. LoCurto's children. Mr. LoCurto disclaims beneficial ownership of such shares.
(6) Includes 130,000 shares held by Mr. McSweeney's family trusts. Mr. McSweeney disclaims beneficial ownership of such shares.
(7) Based on information contained in Schedule 13G dated February 13, 1997. Of the shares indicated, J. W. Seligman & Co. Incorporated has sole voting power over 2,483,030 shares, has the sole dispositive power over 2,950,875 shares and does not share voting or dispositive power over any of the shares indicated.
(8) Based on information contained in amended Schedule 13G dated February 12, 1997. Massachusetts Financial Services Company ("MFS") has sole voting power over 1,852,275 shares and sole dispositive power over 2,096,917 shares. MFS shares the beneficial ownership of the share indicated with certain non-reporting entities.
(9) Based on information contained in amended Schedule 13G dated February 10, 1997, filed jointly on behalf of Janus Capital Corporation ("Janus Capital") and Thomas H. Bailey (the "Janus Group"). Janus Capital is a registered investment advisor. Mr. Bailey owns approximately 12.2% of Janus Capital and serves as President and Chairman of the Board of Janus Capital and as a result of such stock ownership and positions may be deemed to exercise control over Janus Capital. The Janus Group does not have sole dispositive and voting power with respect to any of the shares indicated and shares voting and dispositive power with respect to all of the shares indicated.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    See Item 10 - "Retention Agreements" for a description of retention agreements the Company has entered into with certain of its executive officers.


                                       PART IV
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

    The exhibit index to the registrant's Form 10-K previously filed on March 14, 1997 is hereby amended as set forth on the "Exhibit Index" included herein.

    (a)(3)    Exhibits:
                   See "Exhibit Index" included herein.

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10K/A to be signed on its behalf by the undersigned, thereunto duly authorized on April 7, 1997.


                                  HERITAGE MEDIA CORPORATION


                                  By   /s/ Douglas N. Woodrum
                                     ________________________________
                                       Douglas N. Woodrum
                                       Chief Financial Officer

                              HERITAGE MEDIA CORPORATION

                                  INDEX TO EXHIBITS

 EXHIBIT
 NUMBER
 ------
  2(a) Agreement and Plan of Merger, dated as of March 17, 1997, by and among the registrant, The News Corporation Limited and HMC Acquisition Corp.
         (1)
  3(a)   Certificate of Incorporation (2)
  3(b)   Bylaws (2)
  4(a) Indenture, dated as of June 15, 1992 of Heritage Media Services, Inc. ("HMSI") to Bankers Trust Company, as trustee (3)
  4(b) Form of Pledge Agreement among the registrant, certain subsidiaries of the registrant, Bankers Trust Company and Citibank N.A. (3)
  4(c) Indenture dated as of October 1, 1992 of the registrant to Bank of Montreal Trust Company, as trustee (4)
  4(d) Indenture, dated as of February 15, 1996, of the registrant to The Bank of New York, as trustee (5)
  4(e) Rights Agreement, dated as of August 15, 1994, between the registrant and The Bank of New York, as Rights Agent (6)
  4(f) Amendment to Rights Agreement, dated as of March 17, 1997, between the registrant and The Bank of New York, as Rights Agent (1)
  4(g) First Supplemental Indenture, dated as of February 15, 1996, of the registrant to The Bank of New York, as trustee (7)
 10(a) Credit Agreement, dated as of February 21, 1996, among DIMAC Corporation, Citibank, N.A., as Administrative Agent, and NationsBank of Texas, N.A., as Documentation Agent (7)
 10(b) Credit Agreement, dated as of June 22, 1992, among HMSI, the banks named therein, Citibank, N.A., as agent and NationsBank of Texas, N.A., as co-agent (3)
 10(c) Credit Agreement, dated as of May 31, 1996, among HMSI, the banks named therein, Citibank, N.A., as Administrative Agent, and NationsBank of Texas, N.A., as Documentation Agent (1)
 10(d)   Registrant's 1987 Option Plan, as amended (2)
 10(e)   Registrant's 1996 Option Plan (2)
 21      Subsidiaries of the registrant (8)
 23(a)   Consent of KPMG Peat Marwick LLP (8)
 27      Financial Data Schedules (8)
__________
 (1)     Filed herewith.

 (2) Filed as an exhibit to the Company's proxy statement for the Annual Meeting held on May 16, 1996.
 (3) Filed as an Exhibit to the registrant's Registration Statement No. 33-47953 on Form S-2 and incorporated herein by reference.
 (4) Filed as an Exhibit to the registrant's Registration Statement No. 33-52062 on Form S-2 and incorporated herein by reference.
 (5) Filed as an Exhibit to the registrant's Registration Statement No. 33-63963 on Form S-3 and incorporated herein by reference.
 (6) Filed as an Exhibit to the registrant's Form 8-K filed August 29, 1994 and incorporated herein by reference.
 (7) Filed as an Exhibit to the registrant's Form 10-K for the year ended December 31, 1995.
 (8)     Previously filed.