Form 10-Q
period 1997-03-31
HERITAGE MEDIA CORP
filed 1997-05-14
CIK 821020

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                               --------------------

                                    FORM 10-Q


     X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    ---        SECURITIES EXCHANGE ACT FOR THE QUARTER ENDED MARCH 31, 1997.

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    ---   ACT OF 1934 FOR THE TRANSACTION PERIOD FROM __________ TO _________.

                        COMMISSION FILE NUMBER:  1-100155

                               --------------------


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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          CLASS                               OUTSTANDING AT MAY 2, 1997
          -----                               --------------------------
     Common Stock,  $.01 Par Value                    34,830,652


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

PART I.  SUMMARIZED FINANCIAL INFORMATION
Item 1.  Financial Statements


                 HERITAGE MEDIA CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                            (DOLLARS IN THOUSANDS)
                                 (UNAUDITED)

                                                                    MARCH 31,   DECEMBER 31,
                                                                      1997         1996
                                                                    ---------   ------------
                           ASSETS
Current assets:
  Cash                                                              $    -          1,716
  Trade receivables, net                                             117,047      110,667
  Prepaid expenses and other                                          20,670       10,688
  Inventories                                                         10,946       10,004
  Deferred income taxes                                                7,488        7,487
                                                                    --------      -------
    Total current assets                                             156,151      140,562
Property and equipment, net                                          112,746      109,408
Goodwill and other intangibles, net                                  645,064      639,159
Other assets                                                          12,508       12,607
                                                                    --------      -------
                                                                    $926,469      901,736
                                                                    --------      -------
                                                                    --------      -------
           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current installments of long-term debt  (note 2)                  $ 89,730       69,775
  Accounts payable and accrued expenses                              113,304      114,788
  Deferred advertising revenues                                       22,471       12,349
  Other current liabilities                                            1,808        2,079
                                                                    --------      -------
    Total current liabilities                                        227,313      198,991
Long-term debt, excluding current portion  (note 2)                  530,042      530,394
Other long-term liabilities                                           24,917       24,753
Deferred income taxes                                                 11,711       11,711

Stockholders' equity  (note 4):
  Common stock, $.01 par value; authorized 100,000,000 shares,
   issued 35,739,998 shares in 1997 and 35,725,644 shares in 1996        357          357
  Additional paid-in capital                                         225,849      225,685
  Accumulated deficit                                                (82,510)     (82,544)
  Accumulated foreign currency translation adjustments                  (810)        (748)
  Common stock in treasury, at cost (956,656 shares in 1997 and
   633,056 shares in 1996)                                           (10,400)      (6,863)
                                                                    --------      -------
    Total stockholders' equity                                       132,486      135,887
                                                                    --------      -------
Commitments and contingencies  (notes 3 and 5)
                                                                    $926,469      901,736
                                                                    --------      -------
                                                                    --------      -------

               See accompanying notes to consolidated financial statements.

                HERITAGE MEDIA CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
               (DOLLARS IN THOUSANDS, EXCEPT SHARE INFORMATION)
                                  (UNAUDITED)

                                                            THREE MONTHS
                                                            ENDED MARCH 31,
                                                       -----------------------
                                                           1997        1996
                                                       ----------   ----------
Net revenues:
  Marketing Services                                   $  133,279       99,308
  Broadcasting                                             21,490       19,723
                                                       ----------   ----------
                                                          154,769      119,031
                                                       ----------   ----------

Costs and expenses:
  Cost of services:
    Marketing Services                                     87,482       63,692
    Broadcasting                                            5,058        4,586
  Selling, general and administrative                      35,755       26,067
  Depreciation                                              5,775        4,406
  Amortization of goodwill and other assets                 6,412        4,939
                                                       ----------   ----------
                                                          140,482      103,690
                                                       ----------   ----------
    Operating income                                       14,287       15,341
                                                       ----------   ----------
Other expense:
  Interest, net                                           (13,851)     (11,375)
  Other, net                                                   89        4,640
                                                       ----------   ----------
                                                          (13,762)      (6,735)
                                                       ----------   ----------

  Income before income taxes and extraordinary item           525        8,606
Income taxes                                                 (491)      (5,314)
                                                       ----------   ----------
  Income before extraordinary item                             34        3,292
    Extraordinary item-loss on extinguishment of debt           -       (1,549)
                                                       ----------   ----------
  Net income                                           $       34        1,743
                                                       ----------   ----------
                                                       ----------   ----------
Average number of common and common equivalent
  shares outstanding                                       35,922       36,308

Income/(loss) per common and common equivalent share:
  Before extraordinary item                            $     0.00         0.09
  Extraordinary item                                         0.00        (0.04)
                                                       ----------   ----------

  Net income                                           $     0.00   $     0.05
                                                       ----------   ----------
                                                       ----------   ----------

See accompanying notes to consolidated financial statements.

                   HERITAGE MEDIA CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                              (DOLLARS IN THOUSANDS)
                                    (UNAUDITED)

                                                         1997          1996
                                                     -----------   -----------
Cash flows from operating activities:
  Net income                                         $        34         1,743
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation                                           5,775         4,406
    Amortization:
      Broadcast program rights                               384           492
      Goodwill and other assets                            6,412         4,939
      Debt issuance costs                                    372           287
    Write-off of fixed assets                                  -         1,111
    Gain on sale of assets                                     -        (6,031)
    Loss on extinguishments of debt                            -         1,549
    Other                                                   (802)           11
    Changes in certain assets and liabilities,
     net of effects of acquisitions:
      Accounts receivable                                 (6,380)       19,787
      Other assets                                       (11,822)          369
      Accounts payable and accrued expenses                 (970)      (13,624)
      Deferred advertising revenues                       10,122        (5,946)
                                                     -----------   -----------
          Net cash provided by operating activities        3,125         9,093
                                                     -----------   -----------
Cash flows from investing activities:
  Acquisitions, net of cash acquired (note 3)            (12,472)     (202,803)
  Capital expenditures                                    (7,493)       (5,412)
  Proceeds from sale of property and equipment                 -        13,759
  Purchase of in-store marketing rights                     (111)          (39)
                                                     -----------   -----------
          Net cash used in investing activities          (20,076)     (194,495)
                                                     -----------   -----------
Cash flows from financing activities:
  Long-term borrowings                                    34,870       327,719
  Retirements:
    Long-term debt                                       (15,267)     (136,127)
    Other long-term liabilities                             (731)         (549)
  Issuance of common stock                                   155           494
  Purchase of treasury stock                              (3,537)            -
  Payment of debt issuance costs                            (255)       (5,684)
                                                     -----------   -----------
          Net cash provided by financing activities       15,235       185,853
                                                     -----------   -----------
Net change during period                                  (1,716)          451
Cash and cash equivalents at beginning of year             1,716         2,383
                                                     -----------   -----------
Cash and cash equivalents at end of period           $         -         2,834
                                                     -----------   -----------
                                                     -----------   -----------
Cash paid for interest                               $    12,889         3,782
                                                     -----------   -----------
                                                     -----------   -----------
Cash paid for income taxes                           $     2,059           847
                                                     -----------   -----------
                                                     -----------   -----------

See accompanying notes to consolidated financial statements.

                     HERITAGE MEDIA CORPORATION AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    MARCH 31, 1997

                                     (UNAUDITED)


NOTE 1.        RESULTS OF OPERATIONS.

     The results of operations for the 1997 interim period reported are not necessarily indicative of results to be expected for the year. The information reflects all adjustments (none of which were other than normal recurring items) which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods. It is suggested that this interim period financial information be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

NOTE 2.        LONG-TERM DEBT.

     Long-term debt is summarized as follows:

                                                (Dollars in thousands)

                                              MARCH 31,       DECEMBER 31,
                                                1997             1996
                                              --------        ------------
     11% Senior Notes                         $122,845          122,845
     Credit agreements                         277,313          257,500
     1992 11% Senior Subordinated Notes         24,520           24,520
     1996 8.75% Senior Subordinated Notes      175,000          175,000
     Canadian credit agreement                  13,297           13,317
     Other                                       6,797            6,987
                                              --------          -------
                                               619,772          600,169
     Less current installments                  89,730           69,775
                                              --------          -------
                                              $530,042          530,394
                                              --------          -------
                                              --------          -------

     Long-term debt increased by $19.6 million during the three month period ended March 31, 1997. The increase was primarily due to credit agreement borrowings utilized for Radio acquisitions and the purchase of treasury stock. See Note 3 for a further discussion of the acquisitions, Note 4 for further discussion of treasury stock, and "Management's Discussion and Analysis-Liquidity and Capital Resources" for further discussion of debt.
An additional $20 million of the HMSI credit agreement was reclassified to current installments at March 31, 1997 based on scheduled maturities per the credit agreement.

NOTE 3.        ACQUISITIONS/DISPOSITIONS.

     In January 1997, the Company completed the purchase of the assets of WHRR-FM serving Rochester, New York for $1.9 million. The Company began operating the station under a Local Marketing Agreement ("LMA") on September 1, 1996.

     Also in January 1997, the Company completed the purchase of the assets of KXTR-FM and KCAZ-AM serving Kansas City, Missouri for $9.7 million. Revenues and operating income for the period ended March 31, 1997 were immaterial.

     The Company began operating WGH-FM, WVCL-FM and WGH-AM serving Norfolk, Virginia under a LMA on March 31, 1997 while awaiting approval from the FCC on exchange of its Cincinnati station, WVAE-FM, for the Norfolk stations. No revenues or operating income were reported for the period ended March 31, 1997.

The acquisitions discussed above were accounted for as purchases and recognized in the consolidated financial statements as follows (thousands of dollars):

     Working capital, net                        $  (624)
     Goodwill and other intangibles               12,187
     Fixed and other noncurrent assets               909
                                                 -------
     Total cash paid, net of cash acquired       $12,472
                                                 -------
                                                 -------

     In April 1997, the Company completed the exchange of its Seattle, Washington stations, KCIN-FM and KRPM-AM for WRNO-FM, WEZB-FM and WBYU-AM serving New Orleans, Louisiana plus $7.3 million in cash. The company began operating the New Orleans stations under a LMA on March 18, 1996. A gain of approximately $5 million will be recognized on the transaction in the second quarter of 1997.

     The Company has agreed to exchange its Knoxville, Tennessee stations, WMYU-FM and WWST-FM for KQRC-FM serving Kansas City in a like-kind exchange that is pending approval by the FCC.

     Proforma results for the three-month periods ended March 31, 1996 and 1997 are not materially different from historical results reported, assuming the acquisitions discussed above were consummated at the beginning of the respective period.

NOTE 4.        STOCKHOLDERS' EQUITY.

     During the first quarter of 1997, the Company purchased 323,600 shares of its common stock at a total cost of $3,537,079 and an average price of $10.93 per share.

NOTE 5.        NEWS CORPORATION MERGER.

     On March 17, 1997, The News Corporation Limited ("News Corporation") reached an agreement to acquire Heritage Media Corporation ("Heritage Media") in a non-taxable merger transaction. News Corporation will pay the equivalent of $20.50 for each of Heritage Media's approximately 38.6 million shares on a fully diluted basis through the issuance of News Corporation's preferred limited voting ordinary ADR's, which trade under the symbol "NWSp" on the New York
Stock Exchange.

     The transaction is subject to, among other things, approvals of Heritage Media shareholders and governmental regulatory agencies. The Hart-Scott-Rodino Notification Form and Proxy Statement/Prospectus filings have been made, and the Company has received a second request for information related to the Hart-Scott-Rodino filing. Presently, the filings are under review by each respective governmental agency. The Company expects to file its application with the Federal Communications Commission within the next few days. Although specific dates are not yet determinable, the Company expects to receive governmental approval for each filing mentioned above.

NOTE 6.   RECENTLY ISSUED ACCOUNTING PRINCIPLES

     Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings per Share," which supersedes APB Opinion No. 15, "Earnings per Share," was issued in February, 1997. SFAS 128 requires dual presentation of basic and diluted earnings per share (EPS) for complex capital structures on the face of the statement of operations. Basic EPS is computed by dividing income by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into common stock, such as stock options. SFAS 128 is required to be adopted for year-end 1997; earlier application is not permitted. After adoption, all prior period EPS data presented will be restated to conform with SFAS 128. The Company does not expect that basic and diluted EPS measured under SFAS 128 will be materially different from the current presentation of primary and fully-diluted income per common share measured under APB No. 15. The Company will present both EPS measures on the face of the statement of operations.

     Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure," was issued in February, 1997. The Company does not expect the statement to result in any substantive change in its disclosure.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Some statements contained in this document are forward looking and actual results may differ materially. Statements not based on historical facts involve risks and uncertainties, including, but not limited to, the changing market for advertising, promotional and direct marketing activities, the effect of economic conditions, capacity and supply constraints or difficulties, actual purchases under agreements by certain of the Company's largest clients, and the ability of the Company to maintain favorable client relationships and competitive factors.

RESULTS OF OPERATIONS:  FIRST QUARTER 1997 COMPARED TO 1996

     Consolidated net revenues of $154.8 million increased 30% over the 1996 revenues of $119.0 million. Operating income of $14.3 million in 1997 declined versus the comparable 1996 period by 7%. Earnings before interest, taxes, depreciation, and amortization of intangibles ("EBITDA") increased by 7% to $26.5 million in the 1997 period. Pretax income of $.5 million in 1997 was $2.6 million lower than comparable 1996 period, excluding a $6 million gain on sale in 1996. Earnings per share was zero in 1997 versus $.05 per share in 1996. The improved EBITDA reflects growth from the Marketing Services and Broadcasting segments. However, increased depreciation and amortization resulted in a decrease in operating income. The 1996 period also included a $1.5 million extraordinary loss on the extinguishment of debt.

     MARKETING SERVICES. The Marketing Services segment contributed $133.3 million of revenues in 1997, an increase of 34%, compared to $99.3 million in 1996. Marketing Services revenues increased 16% in 1997 versus comparable 1996 including DIMAC Marketing's acquisitions in both periods. This increase reflects growth from ACTMEDIA's Instant Coupon Machine, advertising products and its Canadian operation and from DIMAC Marketing's database, fulfillment, creative, telemarketing and research services.

     Operating income for the Marketing Services segment of $9.5 million in 1997 decreased 12% versus $10.7 million in 1996. In-store Marketing's operating income growth was more than offset by DIMAC Marketing's higher depreciation and amortization expenses.

     BROADCASTING. The Broadcasting segment generated $21.5 million of revenues in 1997, a 9% increase compared to 1996. The Television Group, excluding the South Dakota station sold in 1996, had revenues of $10 million which were level with 1996. Increases of 1% in local revenues and 4% in national revenues were offset by additional political revenues of $.4 million in 1996. The Pensacola, FL television station's 6% revenue growth was partially offset by lower revenues from the remainder of the group. The Radio Group contributed $11.5 million of revenues, a 13% increase over 1996 on a same station basis, due to revenue growth from all of the stations. Local revenues and national revenues grew 15% and 9%, respectively, on a same station basis in 1997 versus the comparable 1996 period.

          Operating income of $5.8 million in 1997 increased by 7% versus 1996 including the acquisitions and excluding the television station sold in 1996. The Television Group's operating income declined 19% due primarily to the additional operating expenses associated with the establishment of the news bureau at the Oklahoma City station and the additional expenses of the Ft. Walton Beach station acquired in 1996. The 68% growth in operating income, on a same station basis, from the Radio Group resulted primarily from the improvement of all of the stations except Rochester.

     CORPORATE EXPENSES. Corporate expenses of $1 million in 1997 increased versus $.9 million in 1996, but decreased as a percentage of consolidated net revenues.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization of $12.2 million in 1997 increased by 30% compared to $9.3 million in 1996. This increase resulted primarily from an additional $2 million associated with DIMAC Marketing and its acquisitions and increased depreciation associated with higher capital expenditures.

     INTEREST EXPENSE. Interest expense increased from $11.4 million in 1996 to $13.9 million in the 1997 period due to both higher interest rates and higher debt levels associated with the DIMAC Marketing acquisition.

     INCOME TAXES. Income tax expense for 1996 related primarily to Federal income tax of $4.5 million and state, local and foreign income tax of $.8 million. Income tax expense for 1997 was comprised of state, local and foreign taxes of $.5 million.

     NET INCOME. The Company's income before income taxes and extraordinary item declined from $8.6 million in 1996 to $.5 million in 1997 primarily as a result of an additional $2.8 million of depreciation and amortization, $2.5 million of higher interest expense and the 1996 period included a $6 million gain on sale of assets.

BALANCE SHEET

     The balance sheet changes from December 31, 1996 to March 31, 1997 were primarily due to the Rochester and Kansas City radio station acquisitions. See
Note 3 to the Consolidated Financial Statements for purchase price allocation and Note 2 for long-term debt discussion.

CASH FLOW INFORMATION

     Cash flows provided by operating activities totaling approximately $3 million in 1997 decreased by $6.1 million versus 1996 due primarily to increased working capital requirements. In 1997 the $3 million of cash provided by operating activities and $15.2 million from financing activities, were utilized primarily for acquisitions, net ($12.5 million) and capital expenditures ($7.5 million).

     In 1996, the $9.1 million of cash provided by operating activities, $185.9 million from financing activities, and $13.8 million from sales proceeds, was utilized primarily for acquisitions, net ($202.8 million) and capital expenditures ($5.4 million).

LIQUIDITY AND CAPITAL RESOURCES

     The Company expects the major operating requirements for cash for the remainder of 1997 to include approximately $8 million for earnout payments related to certain DIMAC acquisitions, approximately $22 million for leases and other contractual obligations, and approximately $30 million for capital expenditures. Capital expenditures are expected to increase in 1997 to higher levels due to the construction and expansion of DIMAC facilities on Long Island, NY ($11 million) and Palm Coast, FL ($2 million) and the construction of the television station in Burlington, VT ($2 million). Heritage also has debt maturities totaling $69.8 million during 1997.

     On January 14, 1997, the Company entered into a $50 million bank credit facility (the "1997 HMC Credit Facility") for general corporate purposes. The 1997 HMC Credit Facility consists of a $50 million revolving credit facility which matures January 12, 1998. The credit agreement includes a number of financial and other convenants, and loans under this agreement are unsecured. At March 31, 1997, there were no outstanding borrowings under this facility.

     The Company expects to fund its anticipated cash requirements with internally generated funds and from various external sources, which may include the Company's existing credit agreements and additional financings. Heritage maintains significant borrowing capacity to take advantage of growth and investment opportunities. At March 31, 1997 the Company had committed bank lines of credit totaling $327.2 million and available liquidity totaling $77.3 million for general corporate purposes.

     During 1996, HMSI entered into a $50 million bank credit facility to refinance a portion of the 11% Senior Secured Notes. At March 31, 1997 $29.6 million of the facility was outstanding and $20.4 million of additional borrowings were available to refinance the senior debt. The HMSI 11% Senior Notes are redeemable in whole or in part, at HMSI's option at any time on or after June 15, 1997. The 11% HMC Senior Subordinated Notes are redeemable, in whole or in part, at the Company's option at any time on or after October 1, 1997. The Company had expected to redeem such notes in 1997, replace the existing bank credit facilities and provide additional liquidity through the use of new replacement indebtedness, but has placed these plans on hold pending the merger.

     The Company was in compliance with all debt covenants and had satisfied all financial ratios and tests as of March 31, 1997. See Note 4 Long-term Debt of Notes to Consolidated Financial Statements for December 31, 1996 for further discussion and details.

================================================================================

                                   SIGNATURE

     Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     HERITAGE MEDIA CORPORATION


Dated:  May 9, 1997                  by /s/ David N. Walthall
                                       ---------------------------------------
                                        David N. Walthall
                                        President and Chief Executive Officer


Dated:  May 9, 1997                  by /s/ James P. Lehr
                                       ---------------------------------------
                                        James P. Lehr
                                        Sr. Vice President and
                                         Principal Accounting Officer