Form 10-Q
period 1997-06-30
HERITAGE MEDIA CORP
filed 1997-08-14
CIK 821020

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              ____________________

                                   FORM 10-Q


X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---  EXCHANGE ACT FOR THE QUARTER ENDED JUNE 30, 1997.

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF --- 1934 FOR THE TRANSACTION PERIOD FROM __________ TO _________.


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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



                  CLASS                       OUTSTANDING AT AUGUST 6, 1997
                  -----                       -----------------------------

          Common Stock,  $.01 Par Value                  34,932,790





================================================================================

PART I.  SUMMARIZED FINANCIAL INFORMATION
Item 1.  Financial Statements


                  HERITAGE MEDIA CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                  (unaudited)


                                                                       June 30,       December 31,
                                                                         1997             1996
                                                                      ----------      ------------
                                ASSETS

Current assets:
   Cash                                                               $    1,653          1,716
   Trade receivables, net                                                108,173        110,667
   Prepaid expenses and other                                             21,706         10,688
   Inventories                                                            10,227         10,004
   Deferred income taxes                                                   7,487          7,487
                                                                      ----------        -------
             Total current assets                                        149,246        140,562
Property and equipment, net                                              114,529        109,408
Goodwill and other intangibles, net                                      642,379        639,159
Other assets                                                              24,370         12,607
                                                                      ----------        -------

                                                                      $  930,524        901,736
                                                                      ==========        =======

                 LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
   Current installments of long-term debt  (note 2)                   $  101,612         69,775
   Accounts payable and accrued expenses                                 103,459        114,788
   Deferred advertising revenues                                          14,982         12,349
   Other current liabilities                                               1,552          2,079
                                                                      ----------        -------
          Total current liabilities                                      221,605        198,991
Long-term debt, excluding current portion  (note 2)                      531,599        530,394
Other long-term liabilities                                               24,114         24,753
Deferred income taxes                                                     11,711         11,711

Stockholders' equity:
   Common stock, $.01 par value; authorized 100,000,000 shares,
      issued 35,809,010 shares in 1997 and 35,725,644 shares in 1996         358            357
   Additional paid-in capital                                            226,637        225,685
   Accumulated deficit                                                   (74,052)       (82,544)
   Accumulated foreign currency translation adjustments                   (1,048)          (748)
   Common stock in treasury, at cost (956,656 shares in 1997 and         (10,400)        (6,863)
       633,056 shares in 1996)
                                                                      ----------        -------
            Total stockholders' equity                                   141,495        135,887
Commitments and contingencies  (note 4)

                                                                      $  930,524        901,736
                                                                      ==========        =======

See accompanying notes to consolidated financial statements.

             HERITAGE MEDIA CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS
           (Dollars in thousands, except share information)
                             (unaudited)


                                                                          Three Months                Six Months
                                                                         ended June 30,              ended June 30,
                                                                      ---------------------    ----------------------
                                                                           1997       1996           1997     1996
                                                                        --------    --------       -------   --------
Net revenues:
     Marketing Services                                                 $129,122     119,348       262,401    218,656
     Broadcasting                                                         27,391      25,494        48,881     45,217
                                                                        --------    --------       -------   --------

                                                                         156,513     144,842       311,282    263,873
                                                                        --------    --------       -------   --------


Costs and expenses:
  Cost of services:
     Marketing Services                                                   81,493      71,269       168,975    134,961
     Broadcasting                                                          6,567       5,851        11,625     10,437
  Selling, general and administrative                                     35,147      32,126        70,902     58,193
  Depreciation                                                             5,997       5,340        11,772      9,746
  Amortization of goodwill and other assets                                6,309       6,191        12,721     11,130
                                                                        --------    --------       -------   --------

                                                                         135,513     120,777       275,995    224,467
                                                                        --------    --------       -------   --------

     Operating income                                                     21,000      24,065        35,287     39,406
                                                                        --------    --------       -------   --------

Other expense:
  Interest, net                                                          (14,017)    (13,915)      (27,868)   (25,290)
  Other, net                                                               8,748        (141)        8,837      4,499
                                                                        --------    --------       -------   --------

                                                                          (5,269)    (14,056)      (19,031)   (20,791)
                                                                        --------    --------       -------   --------

     Income before income taxes and extraordinary item                    15,731      10,009        16,256     18,615
Income taxes                                                              (7,273)     (5,461)       (7,764)   (10,775)
                                                                        --------    --------       -------   --------

     Income before extraordinary item                                      8,458       4,548         8,492      7,840
          Extraordinary item-loss on extinguishment of debt                    -        (842)            -     (2,391)
                                                                        --------    --------       -------   --------

     Net income                                                         $  8,458       3,706         8,492      5,449
                                                                        ========    ========       =======   ========

Average number of common and common equivalent
     shares outstanding                                                   36,631      36,604        36,621     36,456

Income/(loss) per common and common equivalent share:
     Before extraordinary item                                          $   0.23        0.12          0.23       0.22
     Extraordinary item                                                        -       (0.02)            -      (0.07)
                                                                        --------    --------       -------   --------
     Net income                                                         $   0.23    $   0.10          0.23       0.15
                                                                        ========    ========       =======   ========

See accompanying notes to consolidated financial statements.

             HERITAGE MEDIA CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS
               Six Months Ended June 30, 1997 and 1996
                        (Dollars in thousands)
                             (unaudited)

                                                                         1997         1996
                                                                      ----------    --------
Cash flows from operating activities:
  Net income                                                          $    8,492       5,449
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation                                                        11,772       9,746
      Amortization:
        Broadcast program rights                                             735         995
        Goodwill and other assets                                         12,721      11,130
        Debt issuance costs                                                  796         586
      Write-off of fixed assets                                                -       1,111
      Gain on exchange/sale of assets                                     (9,401)     (6,031)
      Loss on extinguishments of debt                                          -       2,391
      Other                                                               (1,282)        399
      Changes in certain assets and liabilities,
        net of effects of acquisitions:
          Accounts receivable                                              2,279       2,800
          Other assets                                                   (24,419)      3,028
          Accounts payable and accrued expenses                           (9,296)    (16,172)
          Deferred advertising revenues                                    2,633      (6,427)
                                                                      ----------    --------
               Net cash (used in) provided by operating activities        (4,970)      9,005
                                                                      ----------    --------

Cash flows from investing activities:
  Acquisitions, net of cash acquired (note 3)                            (17,182)   (218,175)
  Capital expenditures                                                   (18,146)    (12,418)
  Proceeds from exchange/sale of assets                                   12,315      13,759
  Purchase of in-store marketing rights                                     (138)        (85)
                                                                      ----------    --------
               Net cash used in investing activities                     (23,151)   (216,919)
                                                                      ----------    --------

Cash flows from financing activities:
  Long-term borrowings                                                    59,487     402,910
  Retirements:
    Long-term debt                                                       (26,445)   (190,615)
    Other long-term liabilities                                           (1,861)     (1,113)
  Issuance of common stock                                                   685         917
  Purchase of treasury stock                                              (3,537)          -
  Payment of debt issuance costs                                            (271)     (5,943)
                                                                      ----------    --------
               Net cash provided by financing activities                  28,058     206,156
                                                                      ----------    --------

Net change during period                                                     (63)     (1,758)
Cash and cash equivalents at beginning of year                             1,716       2,383
                                                                      ----------    --------
Cash and cash equivalents at end of period                            $    1,653         625
                                                                      ==========    ========

Cash paid for interest                                                $   25,638      17,370
                                                                      ==========    ========

Cash paid for income taxes                                            $    3,255       5,752
                                                                      ==========    ========

See accompanying notes to consolidated financial statements.

                  HERITAGE MEDIA CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 1997

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


NOTE 2.         LONG-TERM DEBT.
-------

            Long-term debt is summarized as follows:

                                            (Dollars in thousands)

                                            JUNE 30,   DECEMBER 31,
                                             1997          1996
                                             ----      ------------
11%  Senior notes                           $122,845     122,845
Credit agreements                            291,655     257,500
1992 11% Senior subordinated notes            24,520      24,520
1996 8.75%  Senior subordinated notes        175,000     175,000
Canadian credit agreement                     12,551      13,317
Other                                          6,640       6,987
                                            --------     -------
                                             633,211     600,169
Less current installments                    101,612      69,775
                                            --------     -------
                                            $531,599     530,394
                                            ========     =======

     Long-term debt increased by $33.0 million during the six month period ended June 30, 1997. The increase was primarily due to credit agreement borrowings utilized for Radio acquisitions, capital expenditures, and working capital. See Note 3 for a further discussion of the acquisitions and "Management's Discussion and Analysis-Liquidity and Capital Resources" for further discussion of debt. An additional $31.8 million of the HMSI credit agreements was reclassified to current installments at June 30, 1997 based on scheduled maturities per the credit agreements.

NOTE 3. ACQUISITIONS/DISPOSITIONS.

     In January 1997, the Company completed the purchase of the assets of WHRR-FM serving Rochester, New York for $1.9 million. The Company began operating the station under a Local Marketing Agreement ("LMA") on September 1, 1996. Also in January 1997, the Company completed the purchase of the assets of KXTR-FM and KCAZ-AM serving Kansas City, Missouri for $10 million. Revenues and operating income for these acquisitions for the six month period ended June 30, 1997 were immaterial.

     The Company began operating WGH-FM, WVCL-FM and WGH-AM, serving Norfolk, Virginia, under a LMA on March 31, 1997 while awaiting approval from the Federal Communications Commission (the "FCC") on the exchange of its Cincinnati station, WVAE-FM, for the Norfolk stations plus $5 million in cash. The Company completed the sale on June 9, 1997 and recognized a $4.6 million gain on the exchange.

     In April 1997, the Company completed the exchange of its Seattle, Washington stations, KCIN-FM and KRPM-AM for WRNO-FM, WEZB-FM and WBYU-AM serving New Orleans, Louisiana plus $7.3 million in cash. The company began operating the New Orleans stations under a LMA on March 18, 1996. A gain of approximately $4.8 million was recognized on the transaction in the second quarter of 1997.

     The Company completed the like-kind exchange of its Knoxville, Tennessee stations, WMYU-FM and WWST-FM for KQRC-FM serving Kansas City effective June 30, 1997.

The acquisitions and exchanges discussed above were accounted for as purchases and recognized in the consolidated financial statements as follows (thousands of dollars):


          Working capital, net                                $   488
          Goodwill and other intangibles                       16,041
          Fixed and other noncurrent assets                    (2,261)
          Accumulated deficit - gain on exchange of assets     (9,401)
                                                              -------
          Total cash paid, net of cash acquired and proceeds  $ 4,867
            from exchange of assets                           =======


     Proforma results for the three-month and six-month periods ended June 30, 1996 and 1997 are not materially different from historical results reported, assuming the acquisitions discussed above were consummated at the beginning of the respective period.

NOTE 4. NEWS CORPORATION MERGER.

     On March 17, 1997, The News Corporation Limited ("News Corporation") reached an agreement to acquire Heritage Media Corporation ("Heritage Media") in a non-taxable merger transaction. News Corporation will pay the equivalent of $20.50 for each of Heritage Media's approximately 38.6 million shares on a fully diluted basis through the issuance of News Corporation's preferred limited voting ordinary ADR's.

     The transaction is subject to, among other things, approvals by the Heritage Media shareholders and governmental regulatory agencies. The proxy statement/prospectus filings were approved by the Securities Exchange Commission and the special shareholder meeting was held on August 11, 1997.
The shareholders voted their approval of the merger subject to approval by the governmental agencies. The Company filed its application with the Federal Communications Commission and is currently under review. The staff of a field office of the Antitrust Division, United States Department of Justice, informed the Company, on July 25, 1997, that they were recommending to Washington the merger be challenged. News Corporation and Heritage Media had agreed to extend the period in which the Antitrust Division must either challenge the transaction or allow it. On August 7, 1997, the Antitrust Division informed News Corporation and Heritage Media that they do not object to the merger.

      The closing of News Corporation's acquisition of Heritage Media has been scheduled for August 20, 1997. Assuming the closing occurs on such date, each outstanding share of Heritage Media common stock will be converted into the right to receive 1.3825 Preferred ADR's of The News Corporation (NYSE: NWS Pr).

NOTE 5. RECENT ACCOUNTING PRONOUNCEMENTS.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share," ("FAS 128"). FAS 128 simplifies the standards for computing earnings per share and is effective for financial statements for both interim and annual reporting periods ending after December 15, 1997. Earlier application is not permitted. The adoption of FAS 128 is not expected to have a significant impact on the Company's earnings per share.

     The Financial Accounting Standards Board has recently issued two new accounting standards, Statement No. 130, "Reporting Comprehensive Income" and Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information." These statements will affect the disclosure requirements for the 1998 annual financial statements. The Company is currently evaluating the effect of these new statements.

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

RESULTS OF OPERATIONS:  SECOND QUARTER 1997 COMPARED TO 1996

     Consolidated net revenues of $156.5 million increased 8% over the 1996 revenues of $144.8 million. Operating income of $21 million in 1997 declined versus the comparable 1996 period by 13%. Earnings before interest, taxes, depreciation, and amortization of intangibles ("EBITDA") decreased by 6% to $33.3 million in the 1997 period. Pretax income of $15.7 million in 1997 was $5.7 million higher than the comparable 1996 period, including a $9.4 million gain on sale in 1997. Earnings per share was $.23 in 1997 versus $.10 per share in 1996. The decrease in operating income reflects growth from the Broadcasting segment which was exceeded by a decline in the Marketing Services segment. The 1996 period also included a $.8 million extraordinary loss on the extinguishment of debt.

     MARKETING SERVICES. The Marketing Services segment contributed $129.1 million of revenues in 1997, an increase of 8%, compared to $119.3 million in 1996. Marketing Services revenues increased 7% in 1997 versus comparable 1996 including DIMAC Marketing's acquisitions in both periods. This increase primarily reflects growth generated from ACTMEDIA's Instant Coupon Machine, advertising and promotion products and its Canadian operation.

     Operating income for the Marketing Services segment of $12.8 million in 1997 decreased 25% versus $17.1 million in 1996. The decline was attributed to higher operating costs, unfavorable revenue mix, and DIMAC Marketing's higher depreciation and amortization expenses.

     BROADCASTING. The Broadcasting segment generated $27.4 million of revenues in 1997, a 7% increase compared to 1996. The Radio Group contributed $15.8 million of revenues, a 12% increase over 1996 on a same station basis, due to revenue growth from all of the stations except New Orleans. Local and national revenues grew 10% and 15%, respectively, on a same station basis in 1997 versus the comparable 1996 period. The Television Group had revenues of $11.6 million which were level with 1996. Increases of 3% in both local and national revenues were offset by additional political revenues of $.5 million in 1996. The Plattsburgh, NY/Hanover, VT television stations' revenue growth was offset by lower revenues from the remainder of the group.

     Operating income of $9.6 million in 1997 increased by 18% versus 1996 including the acquisitions. The 41% growth in operating income, on a same station basis, from the Radio Group resulted primarily from the improvement of all of the stations except New Orleans. The Television Group's operating income was level with 1996 due primarily to the additional operating expenses associated with the establishment of the news bureau at the Oklahoma City station and the additional expenses from the Ft. Walton Beach station acquired in 1996.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization of $12.3 million in 1997 increased by 7% compared to $11.5 million in 1996. This increase resulted primarily from an additional $.6 million associated with DIMAC Marketing and its acquisitions.

     INTEREST EXPENSE. Interest expense increased from $13.9 million in 1996 to $14 million in the 1997 period due to higher debt levels.

     INCOME TAXES. Income tax expense for 1996 related primarily to Federal income tax of $4.2 million and state, local and foreign income tax of $1.3 million. Income tax expense for 1997 was comprised of Federal income tax of $6.5 million and state, local and foreign taxes of $.8 million.

     NET INCOME. The Company's income before income taxes and extraordinary item improved from $10 million in 1996 to $15.7 million in 1997 due primarily to the $9.4 million gain on sale of assets.

RESULTS OF OPERATIONS:  SIX MONTHS 1997 COMPARED TO 1996

     Consolidated net revenues of $311.3 million increased 18% over the 1996 revenues of $263.9 million. Operating income of $35.3 million in 1997 declined versus the comparable 1996 period by 11%. Earnings before interest, taxes, depreciation, and amortization of intangibles ("EBITDA") decreased by 1% to $59.8 million in the 1997 period. Pretax income of $16.3 million in 1997 was $2.4 million lower than comparable 1996 period. Earnings per share was $.23 in 1997 versus $.15 per share in 1996. The 1996 period also included a $2.4 million extraordinary loss on the extinguishment of debt.

     MARKETING SERVICES. The Marketing Services segment contributed $262.4 million of revenues in 1997, an increase of 20%, compared to $218.7 million in 1996. Marketing Services revenues increased 11% in 1997 versus comparable 1996 including DIMAC Marketing's acquisitions in both periods. This increase reflects revenue growth from ACTMEDIA's Instant Coupon Machine, advertising and promotion products and its Canadian operation and from DIMAC Marketing.

     Operating income for the Marketing Services segment of $22.3 million in 1997 decreased 20% versus $27.9 million in 1996. The decline was attributed to higher costs, unfavorable revenue mix and DIMAC Marketing's higher depreciation and amortization expenses.

     BROADCASTING. The Broadcasting segment generated $48.9 million of revenues in 1997, an 8% increase compared to 1996. The Radio Group contributed $27.4 million of revenues, a 13% increase over 1996 on a same station basis, due to revenue growth from all of the stations except New Orleans. Local and national revenues grew 14% and 13%, respectively, on a same station basis in 1997 versus the comparable 1996 period. The Television Group, excluding the South Dakota station sold in 1996, had revenues of $21.5 million which were level with 1996. Increases of 2% in local and 3% in national revenues were offset by additional political revenues of $.9 million in 1996. The Pensacola, FL and Plattsburgh, NY/Hanover, VT stations' revenue growth was offset by lower revenues from the remainder of the group.

     Operating income of $15.4 million in 1997 increased by 13% versus 1996 including the acquisitions and excluding the television station sold in 1996. The 49% growth in operating income, on a same station basis, from the Radio Group resulted primarily from the improvement of all of the stations except Rochester. The Television Group's operating income declined 10% due primarily to the additional operating expenses associated with the establishment of the news bureau at the Oklahoma City station and the additional expenses of the Ft. Walton Beach station acquired in 1996.

     CORPORATE EXPENSES. Corporate expenses of $2.4 million in 1997 increased versus $2.1 million in 1996, but decreased as a percentage of consolidated net revenues.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization of $24.5 million in 1997 increased by 17% compared to $20.9 million in 1996. This increase resulted primarily from an additional $2.6 million associated with DIMAC Marketing and its acquisitions and increased depreciation associated with higher capital expenditures.

     INTEREST EXPENSE. Interest expense increased from $25.3 million in 1996 to $27.9 million in the 1997 period due to both higher interest rates and higher debt levels associated with the DIMAC Marketing acquisition.

     INCOME TAXES. Income tax expense for 1996 related primarily to Federal income tax of $8.8 million and state, local and foreign income tax of $2 million. Income tax expense for 1997 was comprised of Federal income tax of $6.2 million and state, local and foreign taxes of $1.6 million.

     NET INCOME. The Company's income before income taxes and extraordinary item declined from $18.6 million in 1996 to $16.3 million in 1997 primarily as a result of an additional $2.8 million of depreciation and amortization and $2.6 million of higher interest expense. The 1997 and 1996 periods included gains on sale of assets of $9.4 million and $6 million, respectively.

BALANCE SHEET

     The balance sheet changes from December 31, 1996 to June 30, 1997 were primarily due to the radio station acquisitions, increased working capital, and deferred expenses. See Note 3 to the Consolidated Financial Statements for purchase price allocation and Note 2 for long-term debt discussion.

CASH FLOW INFORMATION

     Cash flows used by operating activities totaling approximately $5 million in 1997 decreased by $14 million versus the $9 million provided in 1996 due primarily to increased working capital requirements. In 1997 the $28.1 million from financing activities was utilized primarily for acquisitions, ($4.9 million, net), capital expenditures ($18.1 million) and operating activities ($5 million).

     In 1996, the $9 million of cash provided by operating activities, $206.2 million provided from financing activities, and $13.8 million provided from sales proceeds, were utilized primarily for acquisitions, ($218.2 million, net) and capital expenditures ($12.4 million).

LIQUIDITY AND CAPITAL RESOURCES

     The Company expects the major operating requirements for cash for the remainder of 1997 to include approximately $4 million for earnout payments related to certain DIMAC acquisitions, approximately $15 million for leases and other contractual obligations, and approximately $20 million for capital expenditures. Capital expenditures are expected to increase in 1997 due to the construction and expansion of DIMAC facilities on Long Island, NY ($11 million) and Palm Coast, FL ($2 million) and the construction of the television station in Burlington, VT ($2 million). Heritage also has debt maturities totaling $69.8 million during 1997.

     On January 14, 1997, the Company entered into a $50 million bank credit facility (the "1997 HMC Credit Facility") for general corporate purposes. The 1997 HMC Credit Facility consists of a $50 million revolving credit facility which matures January 12, 1998. The credit agreement includes a number of financial and other convenants, and loans under this agreement are unsecured. At June 30, 1997, there were no outstanding borrowings under this facility.

     The Company expects to fund its anticipated cash requirements with internally generated funds and from various external sources, which may include the Company's existing credit agreements and additional financings. Heritage maintains significant borrowing capacity to take advantage of growth and investment opportunities. At June 30, 1997 the Company had committed bank lines of credit totaling $312.1 million and available liquidity totaling $50.0 million for general corporate purposes.

     During 1996, HMSI entered into a $50 million bank credit facility to refinance a portion of the 11% Senior Secured Notes. At June 30, 1997 $29.6 million of the facility was outstanding and $20.4 million of additional borrowings were available to refinance the senior debt. The HMSI 11% Senior Notes were redeemable in whole or in part, at HMSI's option at any time on or after June 15, 1997. The 11% HMC Senior Subordinated Notes are redeemable, in whole or in part, at the Company's option at any time on or after October 1, 1997. The Company had expected to redeem such notes in 1997, replace the existing bank credit facilities and provide additional liquidity through the use of new replacement indebtedness, but has placed these plans on hold pending the News Corporation merger.

     The Company was in compliance with all debt covenants and had satisfied all financial ratios and tests as of June 30, 1997. See Note 4 Long-term Debt of Notes to Consolidated Financial Statements for December 31, 1996 for further discussion and details.

================================================================================




                                   SIGNATURE

     Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       HERITAGE MEDIA CORPORATION


Dated:  August 11, 1997                by /s/ David N. Walthall
                                         ----------------------------
                                         David N. Walthall
                                         President and Chief Executive Officer


Dated:  August 11, 1997                by /s/ James P. Lehr
                                         ----------------------------
                                          James P. Lehr
                                          Sr. Vice President and
                                            Principal Accounting Officer

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
  27          -  Financial Data Schedule
